Form 10QSB
period 1996-07-31
IAS COMMUNICATIONS INC
filed 1996-09-16
CIK 945641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  July 31, 1996

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act

         For the transition period from ________________ to ____________________

                         Commission File Number 0-21255

                            IAS COMMUNICATIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Oregon                                             91-1063549
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization                             Identification Number

                           185 - 10751 SHELLBRIDGE WAY
                   RICHMOND, BRITISH COLUMBIA V6X 2W8, CANADA
                    (Address of Principal Executive Offices)

                                 (604) 278-5996
                 (Issuer's Telephone Number, Including Zip Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes____X____       No________

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,622,444 shares class "A" voting common stock and 1,036,333 shares class "B" non-voting common stock.

Transitional Small Business Disclosure Format:  Yes________   No____X____

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----
      The following Financial Statements are presented (in U.S.
      dollars) for the Registrant, IAS Communications, Inc.

1.    Balance sheet for July 31, 1996 and 1995 (unaudited)                   3

2.    Statement of Operations accumulated from inception                     4
      (December 13, 1994) to July 31, 1996 and the nine month periods ended July 31, 1996 and 1995

3.    Statement of Cash Flows accumulated from inception                     5
      (December 13, 1994) to July 31, 1996 and the nine month periods ended July 31, 1996 and July 31, 1995

4.    Statement of Stockholders' Equity (Deficit) accumulated from           6
      inception (December 13, 1994) to July 31, 1996

5.    Notes to financial statements.                                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND PLAN OF OPERATIONS                                                10

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                                  11

ITEM 2.  CHANGES IN SECURITIES                                              11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

ITEM 5.  OTHER INFORMATION                                                  11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURES                                                                  12

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
IAS Communications, Inc.
(A Development Stage Company)
Balance Sheet July 31, 1996
(expressed in U.S. dollars)

                                                                     1996         1995
                                                                       $            $
                                     Assets
Current Assets
            Cash                                                    125,565      185,038
            Prepaid expenses                                          6,950        9,758
                                                                   --------     --------
                                                                    128,515      194,796
Licence (Note 2)                                                    250,001      250,001
Patents (Note 2)                                                     15,488       15,488
                                                                   --------     --------
                                                                    398,004      460,285
                                                                   ========     ========

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
            Accounts payable and accrued liabilities                 34,903       35,447
Redeemable Class "A" Shares                                         197,750      197,750
Subscriptions Received (Note 3)                                     175,000      416,250
                                                                   --------     --------
                                                                    407,653      649,447
                                                                   --------     --------
Stockholders' Equity (Deficit)
Common Stock (Note 3)
                        100,000,000 Class "A" voting shares
                        authorized without par value; 7,622,444
                        shares and 7,246,333 shares issued
                        and outstanding respectively                769,001      374,751
Preferred Stock
            Authorized: 50,000,000

Deficit Accumulated During The Development Stage                   (778,650)    (563,913)
                                                                   --------     --------
                                                                     (9,649)    (189,162)
                                                                   --------     --------
                                                                    398,004      460,285
                                                                   ========     ========

Contingency and Commitments (Notes 1 and 5)

IAS Communications, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from December 13, 1994 (Inception)
To July 31, 1996 and the periods ended
July 31, 1996 and 1995
(expressed in U.S. dollars)

                                                    Accumulated       May 1, 1996       May 1, 1995
                                                    During the            to                to
                                                    Development         July 31,          July 31,
                                                       Stage             1996              1995
                                                         $                 $                 $
Revenue                                                      --                --                --
                                                     ----------        ----------        ----------
Administration Expenses
            Bank charges                                    508               132                32
            Consulting                                   29,333             5,333                --
            Investor relations                           39,349            22,853                --
            Management fees                              97,500            15,000            15,000
            Office, postage and courier                  12,966               902               476
            Professional fees                           178,130            33,784            22,128
            Rent and secretarial                         30,000             4,500             4,500
            Telephone                                    11,133                --                --
            Transfer agent and regulatory                 4,998               300             1,538
            Travel and promotion                         26,456            14,833                73
            Less interest                                (7,624)           (1,044)           (1,866)
                                                     ----------        ----------        ----------
                                                        422,749            96,593            41,881
                                                     ----------        ----------        ----------
Research and Development Expenses
            Consulting                                   17,667                --             2,000
            Prototype construction and testing          335,234           118,144            20,659
            Royalty                                       3,000                --                --
                                                     ----------        ----------        ----------
                                                        355,901           118,144            22,659
                                                     ----------        ----------        ----------
Net Loss                                                778,650           214,727            64,540
                                                     ==========        ==========        ==========
Net Loss Per Share                                         (.11)             (.03)             (.01)
                                                     ==========        ==========        ==========
Weighted Average Shares Outstanding                   7,265,131         7,681,913         7,300,100
                                                     ==========        ==========        ==========
(including redeemable shares)

IAS Communications, Inc.
(A Development Stage Company)
Statement of Cash Flows
Accumulated from December 13, 1994 (Inception) to July 31, 1996 and the periods ended July 31, 1996 and 1995
(expressed in U.S. dollars)

                                                           Accumulated    May 1, 1996     May 1, 1995
                                                           During the          to              to
                                                           Development      July 31,        July 31,
                                                              Stage           1996            1995
                                                                $               $               $
Cash Flows to Operating Activities
            Net loss                                         (778,650)       (214,737)        (64,540)
            Adjustment to reconcile net loss to cash
                  Gain on shares cancelled                        (10)             --              --
            Change in non-cash working capital items
                  Decrease (increase) in
                      prepaid expenses                         (6,950)          2,808              --
                  Increase in accounts payable                 34,903            (544)         27,886
                                                           ----------        --------        --------
Net Cash Used in Operating Activities                        (750,707)       (212,473)        (36,654)
                                                           ----------        --------        --------
Cash Flows to Investing Activities
            Increase in licence                              (250,000)             --              --
            Increase in patent protection costs               (15,488)             --         (13,233)
                                                           ----------        --------        --------
Net Cash Used in Investing Activities                        (265,488)             --         (13,233)
                                                           ----------        --------        --------
Cash Flows from Financing Activities
            Increase in redeemable shares issued              197,750              --              --
            Increase in shares issued - cash                  769,010         394,250              --
            Increase (decrease) in subscriptions
                  for shares                                  175,000        (241,250)             --
                                                           ----------        --------        --------
Net Cash Provided by Financing Activities                   1,141,760         153,000              --
                                                           ----------        --------        --------
Decrease in Cash                                                   --         (59,473)        (49,887)
Cash - Beginning of Period                                    125,565         185,038              --
                                                           ----------        --------        --------
Cash - End of Period                                          125,565         125,565         138,260
                                                           ==========        ========        ========
Non-Cash Financing Activity

The Company issued 6,000,000 Class "A"
common shares at a deemed value of $1
in total for property                                               1              --              --

Shares issued to an officer at
   incorporation donated back to the
   Company and cancelled                                          (10)            (10)             --
                                                           ----------        --------        --------
                                                                   (9)            (10)              1
                                                           ==========        ========        ========

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to July 31, 1996
(expressed in U.S. dollars)

                                                                                                    Deficit
                                                                                                   Accumulated
                                                                     Common          Common        During the
                                                                      Stock           Stock        Development
                                                     Shares         Class "A"       Class "B"         Stage
                                                        #               $               $               $
Balance - December 13, 1994 (Inception)                    --              --              --              --
Shares issued to an officer at incorporation
  for cash at $0.10 per share                             100              10              --              --
Shares issued on December 13, 1994 for
  property at a nominal value of $1
  in total or $.00000017 per share                  6,000,000               1              --              --
Shares issued from December 20, 1994 to
  January 31, 1995 pursuant to a private
  placement at $0.10 per share                        700,000              --          70,000              --
Shares issued from December 14, 1994 to
  March 6, 1995 pursuant to an offering
  memorandum at $0.75 per share                       336,333              --         252,250              --
Net loss for the period                                    --              --              --         (83,615)
                                                   ----------        --------        --------        --------
Balance - April 30, 1995                            7,036,433              11         322,250         (83,615)
Shares issued to an officer at
  incorporation donated back to
  the Company and cancelled on
  July 12, 1995                                          (100)            (10)             --              --
Share exchange                                             --         322,250        (322,250)             --
Shares issued pursuant to options
  exercised in April, 1996 at
  $0.25 per share                                     210,000          52,500              --              --
Net loss for the year                                      --              --              --        (480,298)
                                                   ----------        --------        --------        --------
Balance - April 30, 1996                            7,246,333         374,751              --        (563,913)
Shares issued from May 1 to
  July 31, 1996 pursuant to a
  private placement at $1.25 per share                303,000         378,750              --              --
Shares issued pursuant to options
  exercised in June and July, 1996
  at $0.25 per share                                   62,000          15,500              --              --
Net loss for the period                                    --              --              --        (214,737)
                                                   ----------        --------        --------        --------
Balance - July 31, 1996                             7,611,333         769,001              --        (778,650)
                                                   ==========        ========        ========        ========

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 1996
(expressed in U.S. dollars)

1.      Nature and Continuance of Business

        The Company's business purpose is to manufacture and/or licence the rights to manufacture certain proprietary Torroidal Helical Antenna Technology ("The Technology") excluding military applications and resulting procurement interests.

        These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or profitable operations since inception. The Company's activities are in the development stage and additional costs for the further improvement of The Technology must be incurred. There is substantial doubt as to the Company's ability to generate revenues and to continue as a going concern, as the continuation of the Company as a going concern is dependent on its ability to obtain financing and/or the attainment of revenues and profitable operations. Management will raise additional capital through private placements, public offerings and the exercise of stock options.

2.      Licence and Patents

        (a)  Licence

             Pursuant to the terms of an option agreement dated November 18, 1994 and amended December 16, 1994 between SMR Investments Ltd. ("SMR") and Integral Concepts Inc. ("ICI") and an assignment of this option agreement dated December 13, 1994, the Company acquired an exclusive sublicence to The Technology, subject to entering into a formal sublicence agreement. Pursuant to the terms of the option agreement, the Company paid $250,000 to ICI, which owns the exclusive licence obtained from West Virginia University Research Corporation ("WVURC") in an agreement dated April 12, 1994. SMR, ICI and WVURC are not related to each other. Pursuant to the assignment agreement, the Company issued 3,000,000 shares to each of Access Information Systems Inc. (A company controlled by SMR) and a director of the Company (principal of ICI) for a total deemed value of $1 for all 6,000,000 shares issued.

             Pursuant to the original licence agreement between WVURC and ICI, ICI was granted the exclusive licence to manufacture The Technology or sublicence others to manufacture, market, sell copies of, licence and distribute The Technology. On July 10, 1995, the Company and ICI entered into an exclusive sublicence agreement, which incorporates the terms and conditions of the original licence agreement between WVURC and ICI. The sublicence will be exclusive, covering any and all international markets but will exclude all military applications and resulting procurement interests which will be retained by ICI and WVURC for development purposes. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts by ICI and WVURC will be transferred directly to the Company. The terms of the sublicence agreement, which incorporates the financial obligations that ICI owes WVURC pursuant to the original licence agreement, are as follows:

             (i) The Company will pay WVURC a minimum annual royalty starting December 31, 1995 of $3,000.

             (ii) The Company will pay WVURC an earned royalty on sales, leases or sublicences of The Technology of 10% of net revenues less a credit for the minimum annual royalty.

             (iii) The Company will pay ICI a 3% royalty on all gross sales.

             All royalties are payable within 30 days of each calendar quarter. The agreement will be renewed for one year periods after December 31, 1996. The term of the original licence agreement and the sublicence agreement, subject to compliance with the terms thereof, is perpetual.

        (b)  Patents

             The Company has paid $15,488 to register and protect patents to July 31, 1996.

3.           Common Stock

        (a)  Stock option activity

             April 30, 1996      Price  Exercised  July 31, 1996
                   #               $        #            #         Expiry Date
                300,000           0.25    62,000      238,000      December 29, 1999
                 50,000           0.25         -       50,000      February 24, 2000
                 40,000           1.25         -       40,000      March 4, 2000
                -------                   ------      -------
                390,000                   62,000      328,000
                =======                   ======      =======

        (b)  Subscriptions received

             (i) Pursuant to a private placement dated March 1, 1996, to issue up to 400,000 Class "A" shares at $1.25 per share, investors subscribed for 393,000 shares and deposited $491,250 into the Company's treasury. A total of 303,000 shares were issued during the quarter and 90,000 shares issued in August, 1996.

             (ii) A total of $62,500 was received pursuant to stock options being exercised. The 50,000 shares have not been issued as at July 31, 1996.


4.           Related Party Transactions

        (a) A management fee of $2,500 per month and rent and secretarial fees of $1,500 per month has been paid to Access (controlled by a director, John Robertson) and $2,500 per month has been paid to a director and Chairman of the Board, James E. Smith (principal of
             ICI).

        (b)  See Note 3 - a 3% royalty on gross sales will be paid to ICI.

5.           Commitments and Contingent Liabilities

        (a)  Commitments

             (i)  See Note 1 for ongoing royalty commitments.

             (ii) The Company has entered into an agreement with WVURC to fund the computer modeling portion of the development of The Technology in the amount of $231,373. A total of $197,463 has been expended to July 31, 1996.

             (iii)The Company entered into a fixed-price contract with Emergent
                  Technologies Corporation of Morgantown, West Virginia to fund the prototype development and testing of specific applications of The Technology in the amount of $111,271. The contract was completed and paid in full during the quarter.

                  The Company has entered into a Phase 2 fixed-price contract with Emergent to develop cellular and personal communications systems in the amount of $154,864. A total of $25,000 has been paid to July 31, 1996 with a final payment of $39,864 to be paid in November, 1996.

             (iv) See Note 3 for commitments to issue shares upon the exercise of stock options.

        (b)  Contingent liability - Continuance of Business (see Note 1).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

      As of July 31, 1996 the Company had cash resources of $117,000 and current accounts payable of $35,000 for net working capital of $82,000. On June 30, 1996 the company completed the first phase fixed-price contract with Emergent Technologies Corporation of Morgantown, West Virginia to complete the prototype development and testing of specific applications of the THA technology and $111,271 was paid. On July 1, 1996 the Company entered into a phase two fixed-price contract with Emergent for the development of cellular and personal communications systems. The contract calls for one payment of $25,000 on July 10, 1996 and three monthly payments of $30,000 on August 10, September 10, and October 10 and a final payment of $39,864 by November 10, 1996. The Company will also be completing its contract with West Virginia University Research corporation for the computer modeling component of the development work by paying them $30,000. The Company is completing a private placement of 100,000 shares at $1.25 per share to net the Company $125,000 which should be sufficient to complete the phase two development project and cover overhead to the end of December, 1996. The Company has no definitive plans past the completion of phase two but if further development work is needed the company plans to secure a one-time large private placement financing to provide enough funds to pay for development work through 1997.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

      None

ITEM 2.  CHANGES IN SECURITIES

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      27. Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IAS COMMUNICATIONS, INC.
                                    (Registrant)

Dated     September 13, 1996                /s/ John G. Robertson
      ------------------------              ---------------------
                                    John G. Robertson, President and Chief
                                    Executive Officer (Authorized Officer)

Dated     September 13, 1996                /s/ Jennifer H. Lorette
      ------------------------              -----------------------
                                    Jennifer H. Lorette, Chief Financial Officer
                                    (Principal Accounting Officer)