Form 10-Q
period 1996-10-31
IAS COMMUNICATIONS INC
filed 1996-12-16
CIK 945641

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                                      of
                      The Securities Exchange Act of 1934

FOR THE QUARTER ENDED                                  COMMISSION FILE NO.
 OCTOBER 31, 1996                                              N/A
 ----------------                                              ---
                            IAS COMMUNICATIONS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

            OREGON                                          91-1063549
            ------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

185-10751 SHELLBRIDGE WAY, RICHMOND, B.C. CANADA             V6X 2W8
------------------------------------------------             -------
    (Address of principal executive offices)              (Postal Code)

Registrant's telephone number, including area code: (604) 278-5996

Last Fiscal Year Ended April 30, 1996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X    NO
                                 -----     -----

Number of shares outstanding of each class of the registrant's Common Stock as of October 31, 1996.

Common Stock, no par value: 7,919,333

================================================================================

                                     INDEX
--------------------------------------------------------------------------------

PART I -- Financial Information                                                Page
Item 1.  Financial statements.................................................... 2
-------  --------------------

Balance Sheets at October 31, 1996 and 1995 (unaudited).......................... 3

Statements of Operations Accumulated from
     December 13, 1994 (Inception) to October 31, 1996 and the
     six months ended October 31, 1996 and 1995 (unaudited)...................... 4

Statement of Stockholders' Equity Accumulated from
     December 13, 1994 (Inception) to October 31, 1996 (unaudited)............... 5

Statements of Cash Flows Accumulated from
     December 13, 1994 (Inception) to October 31, 1996 and the
     six months ended October 31, 1996 and 1995 (unaudited)...................... 6

Notes to the Financial Statements, October 31, 1996 (unaudited)..........7, 8 and 9

Item 2.  Management's Discussion and Analysis of Results of
-------  --------------------------------------------------
         Operations and Financial Condition......................................10
         ----------------------------------

PART II -- Other Information.....................................................11

Signatures.......................................................................12

PART I         Financial Information

Item 1.        Financial statements (Unaudited)
-------        --------------------------------

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
October 31, 1996 and 1995
(unaudited)



                                                                      1996         1995
                                                                       $            $

                                     Assets
Current Assets
 Cash                                                                139,943      57,642
 Prepaid expenses                                                      2,950       4,667
                                                                  ----------    --------
                                                                     142,893      62,309
Computer equipment                                                    48,000           -
Licence (Note 2)                                                     250,001     250,001
Patents (Note 2)                                                      29,481      14,912
                                                                  ----------    --------
                                                                     470,375     327,222
                                                                  ==========    ========

                      Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities                            181,750      77,626
Redeemable Class "A" Shares                                          197,750     197,750
                                                                  ----------    --------
                                                                     379,500     275,376
                                                                  ----------    --------
Stockholders' Equity
Common Stock (Note 3), 100,000,000 Class "A" voting
   shares authorized without par value; 7,919,333
   shares and 7,036,333 shares issued
   and outstanding respectively.                                   1,127,084     322,251

   Paid for but unissued - 25,000 shares                              56,250           -

   100,000,000 Class "B" non-voting shares authorized,
   no par value, none issued.                                              -           -
Preferred Stock, 50,000,000 shares authorized, no par value.               -           -
Deficit Accumulated During The Development Stage                  (1,092,459)   (270,405)
                                                                  ----------    --------
                                                                      90,875      51,846
                                                                  ----------    --------
                                                                     470,375     327,222
                                                                  ==========    ========

Contingency and Commitments (Notes 1 and 5)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from December 13, 1994 (Inception) to October 31, 1996 and the six months ended
October 31, 1996 and 1995
(unaudited)


                                                        May 1, 1996    May 1, 1995
                                                             to             to
                                                        October 31,    October 31,
                                         Accumulated        1996           1995
                                              $              $              $

Revenue                                            -              -              -
                                           ---------      ---------      ---------
Administration Expenses
 Bank charges                                  1,241            865            108
 Consulting                                   24,000              -              -
 Investor relations                           64,351         47,855              -
 Management fees                             112,500         30,000         30,000
 Office, postage and courier                  20,871          8,807          1,827
 Professional fees                           191,607         47,261         59,192
 Rent and secretarial                         42,500         17,000          9,000
 Telephone                                    21,933         10,800              -
 Transfer agent and regulatory                 7,671          2,973          1,653
 Travel and promotion                         34,869         23,246          1,790
 Less interest                                (8,276)        (1,696)        (2,817)
                                           ---------      ---------      ---------
                                             513,267        187,111        100,753
                                           ---------      ---------      ---------
Research and Development Expenses
 Consulting                                   31,000         13,333          6,333
 Prototype construction and testing          545,192        328,102         79,704
 Royalty                                       3,000              -              -
                                           ---------      ---------      ---------
                                             579,192        341,435         86,037
                                           ---------      ---------      ---------

Net Loss                                   1,092,459        528,546        186,790
                                           =========      =========      =========

Net Loss Per Share                                             (.07)          (.03)
                                                          =========      =========

Weighted Average Shares Outstanding                       7,829,772      7,300,000
(including redeemable shares)                             =========      =========

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to October 31, 1996
(unaudited)

                                                                                                Deficit
                                                                                              Accumulated
                                                                  Common        Common         During the
                                                                   Stock         Stock        Development
                                                    Shares       Class "A"     Class "B"         Stage
                                                      #              $             $               $

Balance - December 13, 1994 (Inception)                     -             -              -              -

Shares issued to an officer at incorporation
 for cash at $0.10 per share                              100            10              -              -

Shares issued on December 13, 1994 for
 property at a nominal value of $1
 in total or $.00000017 per share                   6,000,000             1              -              -

Shares issued from December 20, 1994 to
 January 31, 1995 pursuant to a private
 placement at $0.10 per share                         700,000             -         70,000              -

Shares issued from December 14, 1994 to
 March 6, 1995 pursuant to an offering
 memorandum at $0.75 per share                        336,333             -        252,250              -

Net loss for the period                                     -             -              -        (83,615)
                                                    ---------     ---------       --------     ----------
Balance - April 30, 1995                            7,036,433            11        322,250        (83,615)

Shares issued to an officer at
 incorporation donated back to
 the Company and cancelled on
 July 12, 1995                                           (100)          (10)             -              -

Share exchange                                              -       322,250       (322,250)             -

Shares issued pursuant to options
 exercised in April, 1996 at
 $0.25 per share                                      210,000        52,500              -              -

Net loss for the year                                       -             -              -       (480,298)
                                                    ---------     ---------       --------     ----------
Balance - April 30, 1996                            7,246,333       374,751              -       (563,913)

Shares issued from May 1 to
 October 31, 1996 pursuant to a
 private placement at $1.25 per share                 500,000       625,000              -              -

Shares issued for services at $.33 per share           25,000         8,333              -              -

Shares issued pursuant to options
 exercised in June and July, 1996
 at $0.25 per share                                    66,000        16,500              -              -

Shares issued pursuant to options
 exercised in August, 1996 at $1.25
 per share                                             82,000       102,500              -              -

Net loss for the period                                     -             -              -       (528,546)
                                                    ---------     ---------       --------     ----------
Balance - October 31, 1996                          7,919,333     1,127,084              -     (1,092,459)
                                                    =========     =========       ========     ==========

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from December 13, 1994 (Inception) to October 31, 1996 and the six months ended
October 31, 1996 and 1995
(unaudited)


                                                               May 1, 1996   May 1, 1995
                                                                   to             to
                                                               October 31,   October 31,
                                                 Accumulated      1996           1995
                                                      $             $              $
Cash Flows to Operating Activities

 Net loss                                        (1,092,459)      (528,546)   (186,790)

 Adjustment to reconcile net loss to cash
   Gain on shares cancelled                             (10)             -         (10)
   Decrease (increase) in prepaid expenses           (2,950)         6,808        (667)
   Increase in accounts payable                     181,750        146,303      71,874
                                                 ----------       --------    --------
Net Cash Used in Operating Activities              (913,669)      (375,435)   (115,593)
                                                 ----------       --------    --------
Cash Flows to Investing Activities

 Increase in computer equipment                     (48,000)       (48,000)          -
 Increase in licence                               (250,000)             -           -
 Increase in patent protection costs                (29,481)       (13,993)    (14,912)
                                                 ----------       --------    --------
Net Cash Used in Investing Activities              (327,481)       (61,993)    (14,912)
                                                 ----------       --------    --------
Cash Flows from Financing Activities

 Increase in redeemable shares                      197,750              -           -
 Increase in common stock                         1,127,093        752,333           -
 Increase (decrease) in subscriptions                56,250       (360,000)          -
                                                 ----------       --------    --------
Net Cash Provided by Financing Activities         1,381,093        392,333           -
                                                 ----------       --------    --------
Decrease in Cash                                          -        (45,095)   (130,505)

Cash - Beginning of Period                          139,943        185,038     188,147
                                                 ----------       --------    --------
Cash - End of Period                                139,943        139,943      57,642
                                                 ==========       ========    ========
Non-Cash Financing Activity

The Company issued 6,000,000 Class "A"
common shares at a deemed value of $1
in total for property                                     1              -           -

Shares issued to an officer at
  incorporation donated back to the
  Company and cancelled                                 (10)             -         (10)
                                                 ----------       --------    --------
                                                         (9)             -         (10)
                                                 ==========       ========    ========

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 1996
(unaudited)


1.  Nature and Continuance of Business

    The Company's business purpose is to manufacture and/or licence the rights to manufacture certain proprietary Torroidal Helical Antenna Technology ("The Technology") excluding military applications and resulting procurement interests.

    These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or profitable operations since inception. The Company's activities are in the development stage and additional costs for the further improvement of The Technology must be incurred. There is substantial doubt as to the Company's ability to generate revenues and to continue as a going concern, as the continuation of the Company as a going concern is dependent on its ability to obtain financing and/or the attainment of revenues and profitable operations. Management will raise additional capital through completion of a private placement of shares to issue 400,000 shares at $2.25 per share to net the treasury $900,000. As at December 11, 1996, the Company received subscriptions totalling $281,250.



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

    (b)  Patents

         The Company has paid $29,481 to register and protect patents to October 31, 1996.



3.  Common Stock

    (a)  Stock option activity

                                            Granted
                    April 30               during the               October 31
                      1996        Price      period     Exercised      1996
                        #           $          #            #           #           Expiry Date
                    260,000       0.25            -      66,000      194,000      December 29, 1999
                     50,000       0.25            -           -       50,000      February 24, 2000
                     37,500       1.25            -      32,000        5,500      March 4, 2001
                          -       1.50       25,000           -       25,000      August 21, 2001
                    -------                  ------      ------      -------
                    347,500                  25,000      98,000      274,500
                    =======                  ======      ======      =======

    (b)  Subscriptions received

         Pursuant to a private placement to issue up to 400,000 shares at $2.25 per hare, investors have subscribed for 25,000 shares and deposited $56,250 into the Company's treasury.



4.  Related Party Transactions

    (a) A management fee of $2,500 per month and rent and secretarial fees of $1,500 per month has been paid to Access (controlled by a director, John Robertson) and $2,500 per month has been paid to a director and Chairman of the Board, James E. Smith (principal of ICI).

    (b)  See Note 2 - a 3% royalty on gross sales will be paid to ICI.

5.  Commitments and Contingent Liabilities

    (a)  Commitments

           (i) See Note 2 for ongoing royalty commitments.

          (ii) The Company entered into a Phase I agreement with WVURC to fund the computer modelling portion of the development of The Technology in the amount of $231,373. The project started February 15, 1995 and was completed August 15, 1996. A total of $224,600 has been expended to August 15, 1996.

               The Company has entered into a Phase II agreement with WVURC to further fund the development of The Technology into specific applications in the amount of $282,975. The project started August 16, 1996 and is to be completed July 31, 1997. A total of $50,007 has been spent to October 31, 1996.

         (iii) The Company entered into a fixed-price contract with Emergent Technologies Corporation of Morgantown, West Virginia to fund the prototype development and testing of specific applications of The Technology in the amount of $111,271. The contract was completed and paid in full during the quarter ended July 31, 1996.

               The Company has completed a Phase 2 fixed-price contract with Emergent to develop cellular and personal communications systems in the amount of $154,864.

          (iv) See Note 3 for commitments to issue shares upon the exercise of stock options.

    (b)  Contingent liability - Continuance of Business (see Note 1).

Item 2.   Management's Discussion and Analysis of Results of Operations and
-------   -----------------------------------------------------------------
          Financial Condition
          -------------------

During the six months ended October 31, 1996 the Company raised $271,250 pursuant to completion of a private placement of 500,000 shares at $1.25 per share. Additional cash sources was from stock options exercised to net the treasury $56,500. The Company also raised a further $56,250 to October 31, 1996 pursuant to a private placement of 400,000 shares at $2.25 per share for total expected proceeds of $900,000. The Company's cash position was $185,000 at the beginning of the period and together with proceeds from the issuance of shares totalling $384,000 gave the Company approximately $569,000 of cash resources for the period. These cash resources were spent on paying accounts payable at April 30, 1996 totalling $35,000 and on general and administrative expenses totalling $187,000 and research and development of the Technology totalling $341,000 and patent protection costs totalling $14,000 and computer plotting equipment totalling $48,000. Of the $625,000 of expenditures a total of $182,000 were not paid for and are included in accounts payable.

As at October 31, 1996 the Company had $140,000 in cash resources and has subsequently received $225,000 to December 11, 1996 towards the private placement of 400,000 shares at $2.25 per share. The Company will have sufficient working capital to complete the development work contracted by West Virginia University Research Corporation to July 31, 1997 and for the payment of general and administrative expenses for the same time period.

PART II   Other Information

Item 1.   Legal Proceedings
-------   -----------------

          None

Item 2.   Changes in Securities
-------   ---------------------

          None

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submission of Matters to Vote of Securities Holders
-------   ---------------------------------------------------

          a. The Annual Meeting of Shareholders of the Company was held August 21, 1996.

          b. At the Annual Meeting, John G. Robertson, James E. Smith, Patrick Badgley and Paul LaMarche were elected directors of the Company. Each director received at least 7,200,000 votes out of 7,565,042 shares represented at the meeting.

          c. Also at the meeting, a Stock Option Plan of the Company was approved. At least 7,200,000 shares were voted in favour of the approval of the Stock Option Plan.

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 12, 1996            IAS COMMUNICATIONS, INC.


                                    Per: /s/ John Robertson
                                         ---------------------------------
                                         John Robertson, President and CEO