Form 10QSB
period 1997-01-31
IAS COMMUNICATIONS INC
filed 1997-03-17
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997
                               ----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  --------------
Commission File No. 0-21255
                    -------

                           IAS COMMUNICATIONS, INC.
                           ------------------------
       (Exact name of small business issuer as specified in its charter)

       Oregon                                           91-1063549
       ------                                           ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

            185-10751 SHELLBRIDGE WAY, RICHMOND, BC. CANADA V6X 2W8
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (604) 278-5996
                                --------------
               (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X        NO
                                -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 10, 1997 - 8,438,000 shares of common stock, no par value.

                                 INDEX
--------------------------------------------------------------------------------

                                                                 Page
PART I -- Financial Information
Item 1. Financial statements...................................    2
------- --------------------
Balance Sheets as of January 31, 1997 and 1996 (unaudited).....    3

Statements of Operations for the three months and
     nine months ended January 31, 1997 and 1996 (unaudited)...    4

Statement of Cash Flows for the nine months ended
     January 31, 1997 and 1996 (unaudited).....................    5

Notes to the Financial Statements..............................    6

Item 2. Management's Discussion and Analysis of Results of
------- --------------------------------------------------
     Operations and Financial Condition..................    7 and 8
     ----------------------------------

PART II -- Other Information...................................    9

Signatures.....................................................   10

PART I    Financial Information

Item 1.   Financial statements (Unaudited)
-------   --------------------------------

IAS Communications, Inc.
(A Development Stage Company)

Balance Sheets

as of January 31, 1997 and 1996

(Unaudited)




                                                                         January 31,
                                                                 ------------------------
                                                                      1997         1996
                                       Assets
Current Assets

 Cash                                                            $   274,921    $   4,527
 Prepaid expenses                                                      6,950        5,333
                                                                 -----------    ---------
                                                                     281,871        9,860
Computer equipment                                                    46,827            -

Licence                                                              250,001      250,001

Patents                                                               36,912       14,933
                                                                 -----------    ---------
                                                                 $   615,611    $ 274,794
                                                                 ===========    =========

                          Liabilities and Stockholders' Equity
Current Liabilities

  Accounts payable and accrued liabilities                       $    70,022    $ 109,703

Redeemable Shares (263,667 Class "A" Common Shares)                  197,750      197,750
                                                                 -----------    ---------
                                                                     267,772      307,453
                                                                 -----------    ---------

Stockholders' Equity

Common Stock (Note 1), 100,000,000 Class "A" voting
   shares authorized without par value; 8,408,000
   shares and 7,036,333 shares issued
   and outstanding respectively                                    1,565,834      322,251

   Paid for but unissued - 25,000 Class "A" shares (Note 1)           56,250            -

Common Stock, 100,000,000 Class "B" non-voting shares
   authorized without par value                                            -            -

Preferred Stock, 50,000,000 shares authorized, no par value                -            -

Deficit Accumulated During The Development Stage                  (1,274,245)    (354,910)
                                                                 -----------    ---------
                                                                     347,839      (32,659)
                                                                 -----------    ---------
                                                                 $   615,611    $ 274,794
                                                                 ===========    =========

IAS Communications, Inc.

(A Development Stage Company)

Statements of Operations

for the three months and nine months

ended January 31, 1997 and 1996

(Unaudited)

                                           Three months ended      Nine months ended
                                               January 31,            January 31,
                                        ----------------------   -----------------------

                                           1997        1996         1997         1996
Revenue                                 $        -  $        -   $        -   $        -
                                        ----------  ----------   ----------   ----------

Administration Expenses

  Bank charges                                (264)         54          601          162
  Investor relations                        51,434           -       99,289            -
  Management fees                           12,000      15,000       50,000       45,000
  Office, postage and courier                4,282         212       13,089        2,039
  Professional fees                         30,767       4,289       78,028       63,481
  Rent and secretarial                       5,000       4,500       14,000       13,500
  Telephone                                 18,000           -       28,800            -
  Transfer agent and regulatory                542           -        3,515        1,653
  Travel and promotion                       4,739           -       27,985        1,790
  Less interest                             (1,779)       (146)      (3,475)      (2,963)
                                        ----------  ----------   ----------   ----------
                                           124,721      23,909      311,832      124,662
                                        ----------  ----------   ----------   ----------
Research and Development Expenses

  Consulting                                 7,219       8,400       20,552       14,733
  Depreciation                               2,603           -        2,603            -
  Prototype construction and testing        44,243      49,196      372,345      128,900
  Royalty                                    3,000       3,000        3,000        3,000
                                        ----------  ----------   ----------   ----------
                                            57,065      60,596      398,500      146,633
                                        ----------  ----------   ----------   ----------
Net Loss                                $ (181,786) $  (84,505)  $ (710,332)  $ (271,295)
                                        ==========  ==========   ==========   ==========

Net Loss Per Share                      $     (.02) $     (.01)  $     (.09)  $     (.04)
                                        ==========  ==========   ==========   ==========
Weighted Average Shares Outstanding      8,213,100   7,300,000    7,981,400    7,300,000
(including redeemable shares)           ==========  ==========   ==========   ==========

IAS Communications, Inc.

(A Development Stage Company)

Statement of Cash Flows

for the nine months ended January 31, 1997 and 1996

(Unaudited)


                                                                     Nine months ended
                                                                         January 31,
                                                                   ----------------------
                                                                      1997        1996
Cash Flows to Operating Activities
  Net loss                                                         $(710,332)   $(271,295)
  Adjustment to reconcile net loss to cash
    Depreciation                                                       2,603            -
    Gain on shares cancelled                                               -          (10)
    Decrease (increase) in prepaid expenses                            2,808       (1,333)
    Increase in accounts payable                                      42,908      103,951
                                                                   ---------    ---------
Net Cash Used in Operating Activities                               (662,013)    (168,687)
                                                                   ---------    ---------
Cash Flows to Investing Activities
  (Increase) in computer equipment                                   (49,430)           -
  (Increase) in patent protection costs                              (21,424)     (14,933)
                                                                   ---------    ---------
Net Cash Used in Investing Activities                                (70,854)     (14,933)
                                                                   ---------    ---------
Cash Flows from Financing Activity

  Increase in common stock                                           822,750            -
                                                                   ---------    ---------
Increase (decrease) in Cash                                           89,883     (183,620)

Cash - Beginning of Period                                           185,038      188,147
                                                                   ---------    ---------
Cash - End of Period                                               $ 274,921    $   4,527
                                                                   =========    =========
Non-Cash Financing Activity

Shares issued to an officer at
  incorporation donated back to the
  Company and cancelled                                            $       -    $     (10)

Shares issued to settle debt - A total of 25,000 shares
  were issued at $0.333 to settle $8,333 of accounts payable          (8,333)           -
                                                                   ---------    ---------
                                                                   $  (8,333)   $     (10)
                                                                   =========    =========

IAS Communications, Inc.

(A Development Stage Company)

Notes to the Financial Statements

for the nine months ended January 31, 1997

(Unaudited)


1. Common Stock - Class "A"

   (a)  Stock option activity

                                                 Granted
                        April 30                during the               January 31,
                          1996         Price      period    Exercised       1997
                            #            $          #           #             #         Expiry Date
                         260,000       0.25            -      86,000       174,000   December 29, 1999
                          50,000       0.25            -      12,500        37,500   February 24, 2000
                          37,500       1.25            -      34,500         3,000   March 4, 2000
                               -       2.25       25,000           -        25,000   August 21, 2001
                                       2.25      510,000           -       510,000   October 16, 2001
                         -------                 -------     -------       -------
                         347,500                 535,000     133,000       749,500
                         =======                 =======     =======       =======

   (b)  Paid for but unissued

        Pursuant to a private placement to issue up to 400,000 Class "A" common shares at $2.25 per share, investors have subscribed for 215,000 shares and deposited $483,750 into the Company's treasury. A total of 190,000 Class "A" common shares were issued on January 24, 1997, the balance of 25,000 shares were issued March 3, 1997.



2.  Related Party Transactions

    A management fee of $2,500 per month and rent and secretarial fees of $1,500 per month has been paid to a company controlled by a director. A management fee of $2,500 per month has been paid to a director and Chairman of the Board.

 ..2..


Item 2.   Management's Discussion and Analysis of Results of Operations and
---------------------------------------------------------------------------
Financial Condition
-------------------

Management's Discussion
-----------------------

The Company is a development stage company engaged in the commercialization of advanced antenna technology ("CTHA") for wireless communications markets including cellular and global positioning services ("GPS"). The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted exclusive worldwide sublicensing rights for commercial applications (excluding military/governmental applications) for the antenna.

During the nine months ended January 31, 1997 the Company completed development contracts with Emergent Technologies Inc. ("Emergent") and continued funding the research work of the Center for Industrial Research Applications at West Virginia University ("CIRA"). CIRA reports tests of the CTHA have demonstrated it can communicate via groundwave, skywave, near-incident vertical skywave, satellite, and line-of-sight. This breadth of capability is unique to the industry and indicates that the CTHA has the potential to support any current antenna application.

During the three months ended January 31, 1997 CIRA and Emergent completed testing the cellular phone, pager, and GPS applications of the CTHA. The completed project provided an advancement in the understanding of the CTHA and the report concludes the antenna to be a commercially viable product for both the cellular and GPS markets. The tests demonstrated enhanced reliability in cellular and GPS communications while greatly reducing the size requirements for antennas which will enable cellular and GPS manufacturers to further downsize product lines and assure a long term market for the CTHA.

During the three months ended January 31, 1997 the Company was negotiating a joint venture agreement with Emergent to equip and fund research and development on the CTHA and process initial orders through subcontracting. On March 4, 1997 this agreement was executed and provides for initial contributions of up to $250,000 from each joint venturer within 90 days of the agreement, of which, $175,000 each is required by March 31, 1997. The joint venture agreement calls for a decision by the joint venture partners as to the need to construct a permanent manufacturing facility owned and operated by the joint venture or to continue to subcontract out the manufacturing and filling of purchase orders. The Company owns 50% of the joint venture.

On February 27, 1997 the Company received an initial purchase order for 10,000 units of its CTHA from Symphony, Inc., a Michigan based original equipment manufacturer of point-of-sale ("POS") terminals. Symphony will install these antennas in its "Soloist" mobile magnetic and smart card reader. These POS terminals are used by vendors when accepting VISA or MasterCard payments for their products or services in remote locations. Product testing by Symphony, done under real-world conditions, has shown the CTHA superior to standard whip antennas in establishing reliable cellular phone links under adverse field conditions.

 ..3..


Results of operations for the nine months ended January 31, 1997 compared to the
--------------------------------------------------------------------------------
nine months ended January 31, 1996
----------------------------------

There were no revenues from licensing the CTHA during the periods.

The net loss in 1997 increased by $439,037 to $710,332 compared to $271,295 in 1996. The increased net loss in 1997 was due to administrative expenses which increased by $187,170 to $311,832 as compared to $124,662 in 1996. The major components of this increase was due to an increase in investor relations costs of $99,289 as compared to nil in 1996; professional fees increased by $14,547 to $78,028 as compared to $63,481 in 1996; travel, promotion, telephone and office increased by $66,045 to $69,874 as compared to $3,829 in 1996. During 1997, research and development costs increased by $251,867 to $398,500 compared to $146,633 in 1996. The increase during the period was due to two completed contracts with Emergent, totalling $206,000, and ongoing research conducted by CIRA, with costs during the period totalling $164,000.

Results of operations for the three months ended January 31, 1997 compared to
-----------------------------------------------------------------------------
the three months ended January 31, 1996
---------------------------------------

There were no revenues from licensing the CTHA during the periods.

The net loss in 1997 increased by $97,281 to $181,786 compared to $84,505 in 1996. The increased net loss in 1997 was due to administrative expenses which increased by $99,812 to $123,721 as compared to $23,909 in 1996. The major components of this increase was due to an increase in investor relations costs of $51,434 as compared to nil in 1996; professional fees increased by $26,478 to $30,767 as compared to $4,289 in 1996; travel, promotion, telephone and office increased by $26,809 to $27,021 as compared to $212 in 1996. Research and development costs remained constant at $60,000 for both 1997 and 1996. The Company completed contracts with Emergent, totalling $206,000, during November, 1996 and has limited ongoing research conducted by CIRA.

Liquidity
---------

During the nine months ended January 31, 1997, the Company financed its operations in part from proceeds of a private placement whereby the Company received the balance of subscriptions of $271,250 totalling $625,000 received to October 2, 1996 and has issued 500,000 Class "A" common shares at $1.25 per share. During the most recent quarter the Company raised $483,750 and issued 215,000 Class "A" common shares at $2.25 per share. During the nine month period the Company also received $67,750 pursuant to options exercised and has issued 98,500 Class "A" common shares at $.25 per share and 34,500 Class "A" common shares at $1.25 per share. The Company's financial resources, including an opening cash balance as at April 30, 1996 of $185,038, totalled $1,007,788. Cash used, as a result of the net loss for the period, totalled $662,013, after adjustments to reconcile net loss to cash. During the period the Company spent $70,854 on computer equipment and patent protection costs. After the above cash outflows the Company was left with $274,921 to fund ongoing administrative expenses; and to fund costs associated with negotiating the joint venture agreement; and to fund the initial $250,000 joint venture contribution required under the joint venture agreement. The Company will continue to fund a modest research and development program in conjunction with CIRA. The Company believes it has sufficient resources to fund operations to May 31, 1997. The Company may have to raise a modest amount of additional funds past May 31, 1997 in order to pay for administrative costs for the next twelve months. If the joint venture decides to construct a manufacturing facility in the future it will fund the costs through internally generated cash flow from sales of product.

 ..4..


PART II   Other Information

Item 1.   Legal Proceedings
-------   -----------------

          None

Item 2.   Changes in Securities
-------   ---------------------

          None

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submissions of Matters to a Vote of Security Holders
-------   ----------------------------------------------------

          None

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          None

 ..5..

                                 Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 13, 1997         IAS COMMUNICATIONS, INC.


                              By:   /s/ John G. Robertson
                                    -----------------------------------------
                                    John G. Robertson, President
                                    (Principal Executive Officer)

                              By:   /s/ Jennifer Lorette
                                    -----------------------------------------
                                    Jennifer Lorette, Chief Financial Officer
                                    (Principal Financial Officer)