Form 10KSB
period 1997-04-30
IAS COMMUNICATIONS INC
filed 1997-07-30
CIK 945641

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        _______________________________

                                  FORM 10-KSB



             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended April 30, 1997

                          COMMISSION FILE NO. 0-21255

                           IAS COMMUNICATIONS, INC.
          (Name of small business issuer as specified in its charter)


            OREGON                                           91-1063549
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)


                          185 - 10751 SHELLBRIDGE WAY
                  RICHMOND, BRITISH COLUMBIA V6X 2W8, CANADA
 (Address, including postal code, of registrant's principal executive offices)

                                (604) 278-5996
                    (Telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: CLASS A COMMON STOCK

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X
     -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to
this Form 10-KSB.    _____

     The registrant's revenues for its most recent fiscal year were:  nil.

     The Aggregate market value of the voting stock held by non-affiliates of the registrant on July 24, 1997, computed by reference to the price at which the stock was sold on that date: $4,875,000.

     The number of shares outstanding of the registrant's Class A voting Common Stock, no par value, as of July 24, 1997 was 8,602,500.

     Documents incorporated by reference: Proxy Statement incorporated by reference in Part III.

________________________________________________________________________________

                           IAS COMMUNICATIONS, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
PART I

Item 1.   Introduction................................................................................  3

Item 2.   Property....................................................................................  6

Item 3.   Legal Proceedings...........................................................................  7

Item 4.   Submission of Matters to a Vote of Security Holders.........................................  7

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....................................  8

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................................  8

Item 7.   Financial Statements........................................................................ 10

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................................... 11

PART III

Item 9.   Directors and Executive Officers of the Registrant:  Compliance with
          Section 16(a) of the Exchange Act........................................................... 11

Item 10.  Executive Compensation...................................................................... 11

Item 11.  Security Ownership of Certain Beneficial Owners and Management.............................. 11

Item 12.  Certain Relationships and Related Transaction............................................... 11

Item 13.  Exhibits and Reports on Form 8-K............................................................ 11

                                    PART I


ITEM 1.   INTRODUCTION
-------   ------------

THE COMPANY

The Company is a development stage company formed under the laws of the state of Oregon and has not generated any revenues from operations to date. It is engaged in the commercialisation of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, ("CTHA"), for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna.

During fiscal 1997, the Company completed development contracts with Emergent Technologies Corporation, ("ETC"), and continued funding the research work of the Center for Industrial Research Applications at West Virginia University, ("CIRA"). CIRA reports tests of the CTHA have demonstrated it can communicate via groundwave, skywave, near-incident vertical skywave, satellite, and line-of-sight. This breadth of capability is unique to the industry and indicates that the CTHA has the potential to support any current antenna application. CIRA and ETC completed tests of the cellular phone, pager, global positioning services and meter reading applications of the CTHA, ("Applications"). The tests provided an advancement in the understanding of the CTHA and the report concludes the CTHA to be a commercially viable product for the Applications. The tests demonstrated enhanced reliability in the Applications while greatly reducing the size requirements for antennas which will enable manufacturers to further downsize product lines and assure a long term market for the CTHA.

RESEARCH AND DEVELOPMENT

     On February 14, 1995, the Company entered into an agreement with West Virginia University Center for Industrial Research Applications ("WVUCIR") to test and demonstrate the size and efficiency advantages that the THA possesses over traditional monopole antennas by completing computer simulation and design, fabrication and testing of commercially viable prototypes. WVUCIR does not obtain any rights to the THA technology by virtue of its testing. The Company entered into this agreement with WVUCIR before ICI granted the July 10, 1995 sublicense, in contemplation of and in the belief that the sublicense would be granted to the Company in the near future.

     On July 10, 1995 the Company and Integral Concepts Inc., hereinafter called ICI, entered into an exclusive sublicense agreement that gives the Company the same terms and conditions of the license agreement between West Virginia University Research Center, hereinafter called WVURC, and ICI as follows:

     1. The Company will pay a minimum annual royalty starting December 31, 1995 of $3,000.00.

     2. The Company will pay WVURC 10% of net revenue on earned royalties, leases or sublicenses.

     3. The Company will pay ICI a 3% royalty on all gross sales.

     On March 4, 1997, the sublicense agreement with ICI was amended to reduce the amount of the royalty payable by the Company by 50% over the next 3 years and to clarify that the Company's rights pertain to commercial applications, excluding military and governmental applications, and enlarged the definition of Technology to include all future enhancements to the THA technology developed by ICI, ETC, or the Company.

     The Company has entered into a fixed-price contract with Emergent Technologies Corporation ("ETC") to fund the prototype development and testing of specific applications of THA Technology. ETC is currently completing additional research and development on the antenna and its commercial applications for the Company.

     The Company entered into a joint venture agreement with ETC on March 4, 1997 to fund and develop a research and development laboratory and manufacturing facility through a new corporation, The Eclipse Antenna Manufacturing Corporation ("TEAM"). The Company and ETC jointly own TEAM and granted to TEAM certain rights to sell and manufacture the antennas. All sales of antennas by TEAM will be for the credit of either the Company or ETC, according to the end-user. However, the Company and ETC retained the rights to sublicense certain rights, including development and manufacturing rights to relating to the Technology.

     Additional research and development of both a scientific and practical nature is required to complete the commercialization of the THA.

THE PRODUCT

     The THA is a low profile, resonant antenna. It has a toroidal (donut-shaped) geometry about which has been wrapped helical windings (coils). The THA Technology is a low profile, resonant antenna. It has a toroidal (donut shaped) geometry about which has been wrapped helical windings (coils). Compared to traditional dipole and monopole antennas, the THA Technology is much shorter in height (about 1/60th of the other antennas), yet its toroidal magnetic field is equivalent to the linear electric fields produced by other antennas. The windings occur in pairs which are wrapped with opposite pitch to each other (i.e. left handed windings versus right handed windings) and are referred to as contra-windings. The small size of the THA results from both the effect of taking long wires and wrapping them onto a small geometry and the winding interactions which serve to slow the propagation of the electrical current within the antenna (thus behaving as a larger, lower frequency antenna).

     The whole unit is ground plane independent. Traditional antennas are dependent on the conductive plane found at the surface of the earth to achieve geographic coverage. For that reason the higher above the surrounding terrain that an antenna is installed, the greater its range of coverage. The THA appears from anecdotal data and observed practical experiments to achieve its range of coverage without reference to or being dependent on the conductive ground plane. The result of "ground plane independence" it that the THA does not need to be mounted on a tall tower or at the top of a mountain. The THA' s coverage apparently can be achieved with a ground level installation. The elimination of such towers is a major cost advantage and reduces interference in the visual environment as well as in the physical environment. Signals are fed to the antenna through up to four networks which attach to the structure at evenly-spaced locations. Resulting electromagnetic fields act as if they are solely produced by a ring of pure magnetic currents; in other words, the contributions due to electric currents are canceled. This planar ring of magnetic current is electromagnetically equivalent to a linear electric current. The THA has not been manufactured for commercial use at this time. Two prototypes have been created and are currently being tested by the Department of Defense. The two prototypes were developed by a West Virginia University research team under the direction of Dr. Smith. While the Company's license for the THA does not include military application, the Company believes that the results from the testing by the Department of Defense will verify the practical application of the THA for non-military uses.

     Compared to traditional dipole and monopole antennas, the THA is much shorter in height (about 1/60th of the other antennas), yet its toroidal magnetic field is equivalent to the linear electric field produced by other taller antennas. This makes THAs particularly excellent candidates for low frequency broadcast transmission that otherwise require prohibitively tall monopole structures above the earth ground plane. For higher frequency applications, for example, the Company believes that the THA could replace a car antenna with a structure that could be made part of the rear view mirror or similarly sized object. There is no assurance, however, that such replacement would in fact be practical or achievable.

     The Company believes that the THA also outperforms monopole antennas by over 300% in distances achieved. The basis for this statement is the United States Department of Defense as reported by Jack Parsons of ETC. While the Company's license for the THA does not include military applications, the Company believes that the results from the Department of Defense testing will support the non-military application and use of the THA. In addition, the THA is half the diameter of the ground plane structure necessary for quarterwave monopole antennas. According to

Mr. Parsons, the United States Department of Defense tested the THA at distances of over 37 miles, which is much farther than the typical 10 mile distances for monopole antennas over a period of several weeks.

     Due to the THA's ground plane independence, it, unlike other antennas, is not affected by placement. Resonant operations of the THA provides improved efficiency. In addition, THA's are lighter, cost substantially less than other antennas, are more aesthetic, and, for commercial broadcast antennas, are less hazardous to aircraft because of the elimination of a tower. The manufacture of one of the prototypes confirmed the lower cost. The primary reason for the lower cost is the elimination of the tower to raise the THA above the ground.

     Potential uses of THAs include the military, ranging from infantry and artillery to intelligence and signal units, and civilian uses. The Company, however, has no right to the military application of the THAs. The civilian uses include AM, FM and TV broadcasting and reception, as well as cellular phone and other two-way communication. Also, the THAs could be used by law enforcement agencies such as the FBI, ATF, immigration and naturalization units, and intelligence units. The THA has not been used for any of the civilian uses described above and accordingly there are no assurances that the THA could ever operate as anticipated.

     Possible future alterations may improve the THA even more. There are no assurances that the future alterations discussed herein will be able to be made or that such alterations will result in even greater cost reductions of the THA. Future diameter reductions (a reduction as much as two orders of magnitude, achieved by increasing the number of turns or by the use of ferrite cores) will allow for upgrades and broad band applications. A longer distance of communication is also possible. All of these improvements, in addition, will contribute to even greater cost reduction of the THA.

ADVANTAGES/DISADVANTAGES

     The principle advantages of this antenna are:  (1) low physical profile;
(2) resonant operation providing improved efficiency; and, (3) low susceptibility to electrostatic disturbances. The THA is well suited to long distance communication applications which require vertical polarization for improved efficiency. The low physical profile is conducive to flush mounted applications for reducing aerodynamic drag on vehicles. For low frequency fixed applications, the significantly shorter structures can be made lighter, more economical, and more aesthetic, and less hazardous to aircraft, than the tall antenna structures that are presently used. The THA can be constructed on rectangular or polygonal frames which can be folded and stored for portable applications. A specific configuration of the THA, the QuadContra antenna, has been developed in an attempt to maximize performance. The Quad Contra Antenna ("QCA") is based entirely upon the technology of the THA. It involves winding the THA with necessary lengths of insulated wire to create multiple antennas.
No QCAs have been manufactured and there is no assurance any QCAs will ever be developed or manufactured. The Company is unaware at this time of any disadvantages of the THA. The THA is still in the testing and development stage and accordingly there is no assurance that the technology will operate as anticipated.

APPLICATIONS

     There are many applications which can exploit the advantages of the THA. The small size and especially low profile make it well suited to both commercial and military applications that would benefit from an inconspicuous antenna package. These would include both land, air and sea vehicles. The low profile and magnetic principle of operation enable the antenna to be concealed in the fuselage of the body of an airplane, car, truck, train or boat so as to reduce drag. The THA can also be applied in commercial applications, including AM, FM and TV broadcasting and reception, and cellular phone communications. The company's license does not include military applications.

PRODUCTION

     On February 27, 1997, the Company announced an initial order to buy antennas. The Company and ETC announced on April 21, 1997 that their joint venture company, TEAM, had received an order to include its antenna in a wrist watch. On June 12, 1997, the Company and ETC announced that TEAM had received its first order from a company in the automatic meter reading industry. There is no assurance, however, that the Company will enter into an agreement with additional companies to manufacture the THA. Accordingly, in the event that the Company does not enter into other agreements to manufacture the THA, or in the event that an existing manufacturer or manufacturers subsequently ceases operations for any reason, serious financial consequences to the Company could result.

LICENSING

     The Company also intends to license the technology to manufacture the THAs to third parties. The licenses will be limited to specific geographical areas on an exclusive or nonexclusive basis, depending upon the terms of the license. The Company has not entered into any negotiations with anyone to license the THA technology as of the date thereof.

PATENTS

     West Virginia University Research Corporation has received a patent for the THA. The Company is not affiliated with West Virginia University ("WVU"). Dr. Smith is a tenured professor at WVU and conducts his research and development regarding the THA at WVU's facilities. As a result thereof, the WVURC owns the patent rights to the THA which it licensed to ICI. The license between the WVURC and ICI provides that ICI can grant sublicenses to third parties to the technology covered by the patent. On July 10, 1995, ICI issued such a sublicense to the Company.

COMPETITION

     The market for antennas is highly competitive. There are numerous manufacturers of antennas in the United States with substantially greater financial, technical, marketing and other resources than the Company. To the Company's knowledge, no competitors are currently manufacturing any product which is substantial similar to the THA and patent research does not reveal any competing technology. The Company has not determined if it will compete with satellite dishes.

SALES AND MARKETING

     The Company intends to market the THA' s and licensing agreements through independent sales representatives. As of the date hereof, the Company has not retained any independent sales representatives.

ITEM 2.   PROPERTY
-------   --------

     The Company's headquarters and executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X2W8 and the telephone number is
(604)278-5996. The Company leases, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from John Robertson. The monthly rent fee is $500.00.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

     The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors have been convicted of a felony or none have been convicted of any criminal offense, felony and misdemeanor relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time, other than as described below:

     John Robertson, the Company's President, Chief Executive Officer and a member of the Board of Directors is a defendant in a lawsuit captioned Keltic
                                                                       ------
Bryce Enterprises Inc. v. Teryl Resources Corp., David Ian Hodge, D. Stafford
-----------------------------------------------------------------------------
Johnston, Lydia Lowe, Gary Medford, John G. Robertson and Susanne M. Robertson,
------------------------------------------------------------------------------
Case No. C930366 pending in the Supreme Court of British Columbia wherein it is alleged that on December 3, 1991, Teryl Resources Corp. ("Teryl") issued a convertible debenture to Keltic Bryce Enterprises Inc. ("Keltic") in consideration of $150,000. The debenture was convertible into common stock and warrants at the election of Keltic. Keltic elected to convert the debenture, but Teryl did not or could not convert the same pursuant to its agreement. It is alleged that John Robertson was a director of Teryl at all times mentioned and accordingly is liable for damages and punitive damages as a result thereof, all in accordance with the laws of British Columbia. Keltic is seeking undisclosed actual and punitive monetary damages to be determined by a jury. John Robertson denies the allegations. The case is currently pending in the aforementioned court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1997.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   --------------------------------------------------------

     There is a limited public market for the Common Stock of the Company which currently trades on the NASD OTC Bulletin Board under the symbol "IASCA where it has been traded since April 16, 1996. The Company's Common Stock has been traded at between $1.75 and $2.25 per share since April 16, 1996.

     As of July 24, 1997, there were 8,602,500 shares of Common Stock outstanding, held by 111 shareholders of record.

                                DIVIDEND POLICY

     To date the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN
-------   --------------------------------------------------------------------
          OF OPERATIONS
          -------------

Management's Discussion
-----------------------

The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, ("CTHA"), for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna.

During fiscal 1997, the Company completed development contracts with Emergent Technologies Corporation, ("ETC"), and continued funding the research work of the Center for Industrial Research Applications at West Virginia University, ("CIRA"). CIRA reports tests of the CTHA have demonstrated it can communicate via groundwave, skywave, near-incident vertical skywave, satellite, and line-of-sight. This breadth of capability is unique to the industry and indicates that the CTHA has the potential to support any current antenna application. CIRA and ETC completed tests of the cellular phone, pager, global positioning services and meter reading applications of the CTHA, ("Applications"). The tests provided an advancement in the understanding of the CTHA and the report concludes the CTHA to be a commercially viable product for the Applications. The tests demonstrated enhanced reliability in the Applications while greatly reducing the size requirements for antennas which will enable manufacturers to further downsize product lines and assure a long term market for the CTHA.

During fiscal 1997, the Company entered into a joint venture agreement, ("JVA"), with ETC dated March 4, 1997. The JVA required a limited company to be incorporated, The Eclipse Antenna Manufacturing Corporation, ("TEAM"), whereby the Company will own 50% of the issued and outstanding common shares and ETC will own the remaining 50%. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The control person of ETC will be the operator. TEAM was organized on June 4, 1997 under the laws of the State of West Virginia. The Company retains the world-wide commercial sublicense rights to the CTHA.

The purpose of the joint venture is to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS will buy product from TEAM at cost to manufacture plus 30% for all commercial applications and ETC will buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the world-wide sublicense from ICI for all military applications on January 2, 1997.

Subsequent to April 30, 1997, the Company and ETC have each contributed $150,000 to TEAM as required in the JVA. These funds will be spent on formation costs and to equip a research and development facility to further the commercialization of the applications and prototype construction. A further $100,000 each will be required on an as needed basis.

During fiscal 1997, the Company received an initial purchase order for 10,000 units of its CTHA. The Company will fill this order once TEAM completes its manufacturing processes and specifications have been approved. This initial order will be filled by TEAM on a contracted-out basis.

Results of operations for fiscal 1997 compared to fiscal 1996
-------------------------------------------------------------

There were no revenues from licensing the CTHA during the two years.

The net loss in 1997 increased by $564,218 to $1,044,516 compared to $480,298 in 1996. The increased net loss in 1997 was due to administrative expenses which increased by $183,040 to $425,581 as compared to $242,541 in 1996. The major components of this increase was due to an increase in investor relations costs of $128,014 to $142,510 as compared to $14,496 in 1996; travel, promotion, telephone and office increased by $60,293 to $78,022 as compared to $17,729 in 1996. During 1997, research and development costs increased by $381,178 to $618,935 compared to $237,757 in 1996. The increase was due to two completed contracts with ETC, totalling $206,135, and ongoing research conducted by CIRA, with costs during the year totalling $245,462. A total of $117,000 has been accrued as compensation to a consultant and is included in accrued liabilities as at April 30, 1997. The amount accrued was paid on May 5, 1997 by the Company issuing 100,000 Class "A" common shares at $1.17 per share.

Liquidity - fiscal 1997
-----------------------

During fiscal 1997, the Company financed its operations, in part, from proceeds from two private placements. The Company raised $271,250 to complete a $625,000 private placement and issued 500,000 Class "A" common shares at $1.25 per share. The Company also raised $499,500 and issued 222,000 Class "A" common shares at $2.25 per share. The Company also received $78,000 pursuant to options exercised and issued 139,500 Class "A" common shares at $.25 per share and 34,500 Class "A" common shares at $1.25 per share.

The Company's financial resources, including an opening cash balance as at April 30, 1996 of $185,038, totalled $1,033,788. Cash used, as a result of the net loss for the year, totalled $823,252, after adjustments to reconcile net loss to cash. During fiscal 1997, the Company spent $75,497 on computer equipment and patents.

In addition to funds on hand as at April 30, 1997, of $135,039, the Company has subsequently raised $35,000 in connection with a $500,000 convertible debenture issue, has received a loan of $16,000 from a related party, and has raised $15,750 pursuant to a private placement of 7,000 Class "A" common shares at $2.25. Total cash resources as of April 30, 1997, including the above receipts, totals $201,789.

The completion of the convertible debenture issue should provide adequate additional funds to pay current liabilities of $123,860 (net of $117,000 paid by issuing shares and to fund the TEAM joint venture required contribution of $150,000, The Company is committed to spending an additional $113,294 to complete the funding of the research and development program in conjunction with CIRA, the total budget to July 31, 1997 is for $514,346 of which $401,052 has been incurred to April 30, 1997. The balance of cash resources, totalling approximately $280,000 should provide enough funds for administrative expenses over the next twelve months and working capital. If TEAM decides to construct a manufacturing facility in the future it will fund the costs through internally generated cash flow from sales of product.

ITEM 7.     FINANCIAL STATEMENTS
-------     --------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Report of Public Accountants................................................................ F-1

Balance Sheet at April 30, 1996 and 1997.................................................... F-2

Statements of Operations for the years ended April 30, 1996 and 1996........................ F-3

Statements of Cash Flows Accumulated From December 13, 1994  (Inception) to
 April 30, 1997 and for the years ended April 30, 1996 and 1997............................. F-4

Statements of Stockholder's Equity (Deficit) From December 13, 1994  (Inception) to
 April 30, 1997............................................................................. F-5

Notes to the Financial Statements........................................................... F-6

                  [LETTERHEAD OF ELLIOTT TULK PRYCE ANDERSON]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
IAS Communications, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of IAS Communications, Inc. (a Development Stage Company) as of April 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the period from December 13, 1994 (inception) to April 30, 1997 and the periods ended April 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 1997 and 1996 and the results of its operations and its cash flows for the period from December 13, 1994 (inception) to April 30, 1997 and the periods ended April 30, 1997 and 1996 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues or profitable operations since inception. These factors raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

                                                 /s/ ELLIOTT TULK PRYCE ANDERSON

                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C.
July 10, 1997

IAS Communications, Inc.
(A Development Stage Company)

Balance Sheets

April 30, 1997 and 1996

(expressed in U.S. dollars)

                                                                              1997       1996
                                                                               $          $
                                     Assets
Current Assets
 Cash and short term investments                                             135,039    185,038
 Prepaid expenses                                                             11,950      9,758

                                                                             146,989    194,796
Capital assets                                                                45,381         --
Licence and patents (Note 4)                                                 285,895    265,489
                                                                          ----------   --------
                                                                             478,265    460,285
                                                                          ==========   ========
                      Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities (Note 9(a))                        240,860     35,447
Redeemable Class "A" Shares (Note 6(c))                                      197,750    197,750
                                                                          ----------   --------
                                                                             438,610    233,197
                                                                          ----------   --------


Stockholders' Equity
Common Stock (Note 6)
 Class "A" voting            -  100,000,000 shares authorized
                                without par value; 8,481,000 and
                                7,510,100 shares issued and outstanding    1,648,084    374,751
                                respectively

                            -   paid for but unissued                             --    416,250
 Class "B" non-voting       -   100,000,000 shares authorized
                                without par value; none issued                    --         --

                                                                           1,648,084    791,001
                                                                          ----------   --------
Preferred Stock                 50,000,000 shares authorized;
                                none issued                                       --         --

Deficit Accumulated During The Development Stage                          (1,608,429)  (563,913)
                                                                          ----------   --------

                                                                              39,655    227,088
                                                                          ----------   --------

                                                                             478,265    460,285
                                                                          ==========   ========
Commitments and Contingent Liabilities (Note 8)

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Statement of Operations

Accumulated from December 13, 1994 (Inception)

to April 30, 1997 and the periods ended

April 30, 1997 and 1996

(expressed in U.S. dollars)


                                       Accumulated from    Twelve months ended April 30,
                                       December 13, 1994   -----------------------------
                                       to April 30, 1997        1997         1996
                                              $                  $            $

Revenue                                         --                 --            --
                                         ---------          ---------     ---------


Administration Expenses

   Bank charges                              1,195                819           255
   Business plan                            18,600             18,600            --
   Consulting                               24,000                 --        24,000
   Depreciation                                124                124            --
   Investor relations                      159,006            142,510        14,496
   Management fees                         147,500             65,000        60,000
   Office, postage and courier              27,352             15,288        11,472
   Professional fees                       244,950            100,604       108,590
   Rent and secretarial                     44,000             18,500        18,000
   Telephone                                46,720             35,587           252
   Transfer agent and regulatory            11,345              6,647         3,048
   Travel and promotion                     38,770             27,147         6,005
   Less interest                           (11,825)            (5,245)       (3,577)
                                         ---------          ---------     ---------
                                           751,737            425,581       242,541
                                         ---------          ---------     ---------

Research and Development Expenses

   Consulting                              170,419            152,752        17,667
   Depreciation                              9,586              9,586            --
   Prototype construction and testing      670,687            453,597       217,090
   Royalty                                   6,000              3,000         3,000
                                         ---------          ---------     ---------
                                           856,692            618,935       237,757
                                         ---------          ---------     ---------

Net Loss                                 1,608,429          1,044,516       480,298
                                         =========          =========     =========

Net Loss Per Share                                               (.13)        (.065)
                                                            =========     =========

Weighted Average Shares Outstanding                         8,054,850     7,310,000
(including redeemable shares)                               =========     =========


  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Statement of Cash Flows

Accumulated from December 13, 1994 (Inception)

to April 30, 1997 and the periods ended

April 30, 1997 and 1996

(expressed in U.S. dollars)


                                            Accumulated from      Twelve months ended April 30,
                                            December 13, 1994     -----------------------------
                                            to April 30, 1997         1997             1996
                                                     $                 $                $
Cash Flows to Operating Activities

  Net loss                                       (1,608,429)       (1,044,516)       (480,298)

  Adjustment to reconcile net loss to cash

   Gain on shares cancelled                             (10)                -             (10)
   Depreciation                                       9,710             9,710               -

  Change in non-cash working capital items

   Increase in prepaid expenses                     (11,950)           (2,192)         (5,758)
   Increase in accounts payable                     249,193           213,746          29,695
                                                 ----------        ----------        --------
Net Cash Used in Operating Activities            (1,361,486)         (823,252)       (456,371)
                                                 ----------        ----------        --------
Cash Flows to Investing Activities

  Increase in capital assets                        (50,305)          (50,305)              -
  Increase in licence                              (250,000)                -               -
  Increase in patent protection costs               (40,680)          (25,192)        (15,488)
                                                 ----------        ----------        --------
Net Cash Used in Investing Activities              (340,985)          (75,497)        (15,488)
                                                 ----------        ----------        --------
Cash Flows from Financing Activities

  Increase in redeemable shares issued              197,750                 -               -
  Increase in common stock                        1,639,760           848,750         468,750
                                                 ----------        ----------        --------
Net Cash Provided by Financing Activities         1,837,510           848,750         468,750
                                                 ----------        ----------        --------
Increase (Decrease) in Cash                         135,039           (49,999)         (3,109)

Cash - Beginning of Period                                -           185,038         188,147
                                                 ----------        ----------        --------
Cash - End of Period                                135,039           135,039         185,038
                                                 ==========        ==========        ========
Non-Cash Financing Activity

The Company issued 6,000,000 Class "A"
common shares at a deemed value of $1
in total for property (see Note 4).                       1                 -               -

Shares issued to an officer at
 inception donated back to the
 Company and cancelled                                  (10)                -             (10)

Shares issued for services                            8,333             8,333               -
                                                 ----------        ----------        --------
                                                      8,324             8,333             (10)
                                                 ==========        ==========        ========

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

Accumulated from December 13, 1994 (Inception)

to April 30, 1997

(expressed in U.S. dollars)

                                                                                                Deficit
                                                                                              Accumulated
                                                                    Common        Common      During the
                                                                    Stock         Stock       Development
                                                     Shares        Class "A"     Class "B"       Stage
                                                        #              $             $             $
Balance - December 13, 1994 (Inception)                      -              -            -              -

Shares issued to an officer at inception
 for cash, at $0.10 per share                              100             10            -              -

Shares issued at inception, for property,
 at a nominal value of $1 in total
 or $.00000017 per share                             6,000,000              1            -              -

Shares issued, pursuant to a private
 placement, at $0.10 per share                         700,000              -       70,000              -

Shares issued, pursuant to a public
 offering memorandum, at
 $0.75 per share                                       336,333              -      252,250              -

Net loss for the period                                      -              -            -        (83,615)

Balance - April 30, 1995                             7,036,433             11      322,250        (83,615)
                                                    ----------      ---------     --------     ----------
Shares issued to an officer at inception
 donated back and cancelled                               (100)           (10)           -              -

Share exchange                                               -        322,250     (322,250)             -

Shares issued, pursuant to options
 exercised, at $0.25 per share                         210,000         52,500            -              -

Net loss for the year                                        -              -            -       (480,298)
                                                    ----------      ---------     --------     ----------
Balance - April 30, 1996                             7,246,333        374,751            -       (563,913)

Shares issued, pursuant to a private
 placement, at $1.25 per share                         500,000        625,000            -              -

Shares issued, for services, at $0.33
 per share                                              25,000          8,333            -              -

Shares issued, pursuant to options
 exercised, at $0.25 per share                         139,500         34,875            -              -

Shares issued, pursuant to options
 exercised, at $1.25 per share                          84,500        105,625            -              -

Shares issued, pursuant to a private
 placement, at $2.25 per share                         222,000        499,500            -              -

Net loss for the year                                        -              -            -     (1,044,516)
                                                    ----------      ---------     --------     ----------
Balance - April 30, 1997                            *8,217,333      1,648,084            -     (1,608,429)
                                                    ==========      =========     ========     ==========

* Not including Redeemable Class "A" shares (Note 6(c))

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Notes to the Financial Statements

April 30, 1997 and 1996

(expressed in U.S. dollars)



1.   Date of Incorporation

     IAS Communications Inc., herein "the Company", is a development stage company which was incorporated under the Laws of the State of Oregon on December 13, 1994.


2.   Summary of Significant Accounting Policies
     (a)  Year-End

          The Company's fiscal year-end is April 30.

     (b)  Research and Development

          Research and development is expensed in the period in which the activities occurred.

     (c)  Patents and Licence

          Costs associated with patent protection and licences will be amortized over 20 years upon licenceable product being developed.

     (d)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (e)  Tax Accounting

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Research and development is deducted in the year incurred and added to net operating loss.

          The Company has adopted SFAS 109 as of its inception. The Company has incurred net operating losses as scheduled below:

                                  Amount      Year of
            Year of Loss            $        Expiration
            April 30, 1995        89,809        2010
            April 30, 1996       497,288        2011
            April 30, 1997     1,056,537        2012

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating loss carryforwards. Potential benefit of net income losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carryforwards in future years.

2.   Summary of Significant Accounting Policies

          The components of the net deferred tax asset at the end of April 30, 1997 and 1996, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                        1997             1996
                                         $                $
     Net Operating Loss              1,056,537           497,288

     Statutory Tax Rate           113,900 + 34%     113,900 + 34%
                                   in excess of      in excess of
                                       $335,000          $335,000

     Effective Tax Rate                       -                -

     Deferred Tax Asset                 359,222          169,077

     Valuation Allowance               (359,222)        (169,077)
                                  --------------    -------------
     Net Deferred Tax Asset                   -                -
                                  ==============    =============



3.   Development Stage Company

     The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna.

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principle activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principle business activity is dependent upon its successful efforts to raise additional equity financing and develop the market for its products.

     The Company plans to raise additional funds through a $500,000 convertible debenture issue (See Note 10(a)).



4.   Licence and Patents

     Licence and patents are recorded at cost less accumulated amortization as follows:

                                            1997       1996
                           Accumulated    Net Book   Net Book
                  Cost     Amortization    Value      Value
                   $            $            $          $
   Licence      250,001        4,167       245,834    250,001
   Patents       40,680          619        40,061     15,488
                -------        -----       -------    -------
                290,681        4,786       285,895    265,489
                =======        =====       =======    =======

     Pursuant to the terms of an option agreement dated November 18, 1994 and amended December 16, 1994 between SMR Investments Ltd. ("SMR") and Integral Concepts Inc. ("ICI") and an assignment of this option agreement dated December 13, 1994, the Company acquired a sublicence to the CTHA, subject to entering into a formal sublicence agreement. Pursuant to the terms of the option agreement, the Company paid $250,000 to ICI, which owns the exclusive licence obtained from West Virginia University Research Corporation ("WVURC") in an agreement dated April 12, 1994. SMR, ICI and WVURC are not related to each other. Pursuant to the assignment agreement, the Company issued 3,000,000 shares to each of Access Information Systems Inc. (A company controlled by SMR) and a director of the Company (principal of ICI) for a total deemed value of $1 for all 6,000,000 shares issued.

     Pursuant to the original licence agreement between WVURC and ICI, ICI was granted the exclusive licence to manufacture the CTHA or sublicence others to manufacture, market, sell copies of, licence and distribute the CTHA. On July 10, 1995, the Company and ICI entered into a sublicence agreement, which incorporates the terms and conditions of the original licence agreement between WVURC and ICI. The sublicence will be exclusive, covering any and all international markets but will exclude all military applications and resulting procurement interests which will be retained by ICI and WVURC for development purposes. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts by ICI and WVURC will be transferred directly to the Company. The terms of the sublicence agreement, which incorporates the financial obligations that ICI owes WVURC pursuant to the original licence agreement, are as follows:

      (i) The Company will pay WVURC a minimum annual royalty starting December 31, 1995 of $3,000. The December 31, 1995 and 1996 royalty payments have been made.

      (ii) The Company will pay WVURC an earned royalty on sales, leases or sublicences of The Technology of 10% of net revenues less a credit for the minimum annual royalty. No revenues have been earned to date.

      (iii) The Company will pay ICI a 3% royalty on all gross sales.

     All royalties are payable within 30 days of each calendar quarter. The agreement will be renewed for one year periods after December 31, 1996. The term of the original licence agreement and the sublicence agreement, subject to compliance with the terms thereof, is perpetual.

     See Note 5 - Joint Venture Agreement.



5.   Joint Venture Agreement

     The Company entered into a joint venture agreement ("JVA") with Emergent Technologies Corporation (ETC) dated March 4, 1997. The JVA required a limited company to be incorporated (The Eclipse Antenna Manufacturing Corporation) ("TEAM") whereby the Company will own 50% of the issued and outstanding common shares and ETC will own the remaining 50%. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The control person of ETC will be the operator. TEAM was organized on June 4, 1997 under the laws of the State of West Virginia. The Company retains the worldwide commercial sublicence rights to the CTHA.

     The purpose of the joint venture is to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS will buy product from TEAM at cost to manufacture plus 30% for all commercial applications and ETC will buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the worldwide sublicense from ICI for all military applications on January 2, 1997.

     Subsequent to April 30, 1997, IAS and ETC have each funded TEAM $150,000 as required in the JVA. A further $100,000 each will be required on an as needed basis.

6.   Common Stock

     (a)  Stock option activity

          1996      Price     Granted      Exercised        1997            Expiry
           #          $          #             #             #               Date
        300,000     0.25           -        127,000       173,000       December 29, 1999
         50,000     0.25           -         12,500        37,500       February 4, 2000
         37,500     1.25           -         34,500         3,000       March 4, 2001
              -     1.50      25,000              -        25,000       August 21, 2001
              -     2.25     530,000              -       530,000       December 19, 2001
        -------              -------        -------       -------
        387,500              555,000        174,000       768,500
        =======              =======        =======       =======

     (b) Exchange of 1,300,000 Class "B" non-voting shares to 1,300,000 Class "A" voting shares

          During fiscal 1996 holders of 1,300,000 Class "B" non-voting shares agreed to exchange these shares for 1,300,000 Class "A" voting shares. Of the 1,300,000 Class "A" shares issued and outstanding, 263,667 are redeemable Class "A" shares as discussed in (c) below.

     (c)  Redeemable Class "A" shares

          Between December 14, 1994 and March 6, 1995 the Company received subscriptions for 263,667 Class "B" shares and received $197,750 from investors in States where they have the right to revoke their subscription and demand their investment be returned to them within three years of subscription as to $161,500 and within six years as to $36,250. The 263,667 redeemable Class "B" shares were issued and then exchanged for 263,667 Class "A" shares, and are outstanding. To date, holders of these shares have not revoked their subscriptions.


7.   Related Party Transactions
     (a) A management fee of $32,500 (1996 - $30,000) and rent and secretarial fees of $18,500 (1996 - $18,000) has been paid to Access (controlled by a director, John Robertson) and $32,500 (1996 - $30,000) has been paid to a director and Chairman of the Board, James E. Smith (principal of ICI).

     (b)  See Note 4 - a 3% royalty on gross sales will be paid to ICI.


8.   Commitments and Contingent Liabilities
     (a)  Contractual Commitments
          (i)   See Note 4 for ongoing royalty commitments.

          (ii) The Company entered into an agreement on August 16, 1995 with WVURC to fund ongoing research and development of The Technology in the amount of $514,346. A total of $401,052 has been expended to April 30, 1997. The budget ending date is July 31, 1997.

          (iii) See Note 9(c) for ongoing compensation commitments.

          (iv) See Note 6 for commitments to issue shares upon the exercise of stock options.

          (v)   See Note 5 for joint venture funding commitments.

     (b)  Contingent liability - Development Stage Company (See Note 3).

9.   Compensation Agreements
     (a) Pursuant to a performance stock agreement dated March 5, 1997 and executed May 5, 1997 the Company is committed to issue up to 500,000 shares to the control person of Emergent Technologies Corporation. A total of 100,000 shares were issued on May 5, 1997 at a deemed value of $1.17 per share for compensation of $117,000. The amount of $117,000 has been accrued as at April 30, 1997 and charged to research and development consulting expense. The remaining 400,000 shares shall be earned as to 100,000 shares for every 1,000,000 antennas sold up to a maximum of 400,000 shares.

     (b) During the year the Company issued 25,000 shares as compensation to a supplier of services. The deemed value assigned to the shares of $8,333 was accrued in fiscal 1996.

     (c) The Company is committed to pay compensation of $30,000 to each of Access Information Systems and Dr. Smith for fiscal 1998.



10.  Subsequent Events

     Subsequent to April 30, 1997 the Company has:

     (a) offered a three year, 8 3/4%interest, convertible debenture to raise $500,000, of which $35,000 has been raised to date. The 8 3/4% interest is paid annually and the debenture is convertible into Class "A" common shares at $2.50, $3.00 and $3.50 in years one, two and three, respectively. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during the last month of the third year, the convertible debenture will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

     (b) issued 7,000 common shares at $2.25 per share and received $15,750 pursuant to a private placement.

     (c) issued 13,500 common shares at $.25 per share and received $3,375 pursuant to stock options exercised.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                   PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

The information required by Part III (Item 9) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

The information required by Part III (Item 10) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The information required by Part III (Item 11) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The information required by Part III (Item 12) will be set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of April 30, 1997. Such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

(a)  INDEX TO AND DESCRIPTION OF EXHIBITS

Number       Description                                                             Page No.
------       -----------                                                             --------
3    ARTICLES OF INCORPORATION AND BY-LAWS
     3.1      Articles of Incorporation...............................................  (1)
     3.2      Article of Amendment....................................................  (1)
     3.3      By-Laws.................................................................  (1)

4    INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
     4.1  Specimen Share Certificate for Class A Shares...............................  (1)
     4.2  Specimen Share Certificate for Class B Shares...............................  (1)

10   MATERIAL CONTRACTS
     10.1 Agreement between West Virginia University Research Corporation and
           Integral Concepts, Inc.....................................................  (1)
     10.2 Agreement between Integral Concepts, Inc. and
           SMR Investments, Inc.......................................................  (1)
     10.3 Agreement between SMR Investments, Inc. and
           the Company................................................................  (1)

                                                                                                Page No.
                                                                                                --------
     10.4  Agreement with Greg Ruff.............................................................. (1)
     10.5  British Columbia Confidential Offering Memorandum..................................... (1)
     10.6  Sublicense Agreement between Integral Concepts, Inc. and the Company.......................................................................... (1)
     10.7  Project Agreement between the Company and West Virginia
            Center for Industrial Research Applications.......................................... (1)
     10.8  Assignment Agreement between SMR Investments, Inc. and the Company.......................................................................... (1)
     10.9  Amendment Agreement, effective March 4, 1997, between Integral Concepts, Inc.
            and the Company......................................................................
     10.10 Joint Venture Agreement between Emergent Technologies Corporation and the Company......................................................................

23   CONSENT OF EXPERTS AND COUNSEL
     23.1  Consent of Elliott Tulk Pryce Anderson................................................
     23.2  Consent of Jack Parsons............................................................... (1)

27   FINANCIAL DATA SCHEDULE.....................................................................

____________________
(1)  Incorporated by reference from Form S-1 Registration Statement (33-92592).

(b)  REPORTS ON FORM 8-K:

     None

                                  SIGNATURES


     Pursuant to the requirements Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IAS COMMUNICATIONS, INC.




                                       By: /s/ John G. Robertson
                                           ---------------------
                                           John G. Robertson, President
                                           Chief Executive Officer and Director

Dated:  July 29, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in-the in the capacities indicated as of July 29, 1997.

Signature                                    Title
---------                                    -----



/s/ John G. Robertson                        President, Chief Executive
---------------------                        Officer and Director
John G. Robertson


/s/ James E. Smith                           Chairman of the
------------------                           Board of Directors
James E. Smith


/s/ Patrick Badgley                          Director
-------------------
Patrick Badgley


/s/ Paul Lamarche                            Director
-----------------
Paul Lamarche


/s/ Jennifer Lorette                         Chief Financial Officer
--------------------                         and Principal Accounting
Jennifer Lorette                             Officer