Form 10KSB/A
period 1997-04-30
IAS COMMUNICATIONS INC
filed 1997-09-10
CIK 945641

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _______________________________

                                 FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

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

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. _____

     The registrant's revenues for its most recent fiscal year were:  nil.

     The Aggregate market value of the voting stock held by non-affiliates of the registrant on July 24, 1997, computed by reference to the price at which the stock was sold on that date: $4,875,000.

     The number of shares outstanding of the registrant's Class A voting Common Stock, no par value, as of July 24, 1997 was 8,602,500.

     Documents incorporated by reference:  None.
________________________________________________________________________

                            IAS COMMUNICATIONS, INC.

                                 FORM 10-KSB\A

                               TABLE OF CONTENTS


PART I                                                                                          Page
                                                                                                ----

Item  1.  Introduction.......................................................................     3

Item  2.  Property...........................................................................     6

Item  3.  Legal Proceedings..................................................................     7

Item  4.  Submission of Matters to a Vote of Security Holders................................     7

PART II

Item  5.  Market for Common Equity and Related Stockholder Matters...........................     7

Item  6.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................     7

Item  7.  Financial Statements...............................................................    10

Item  8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...........................................................    11

PART III

Item  9.  Directors and Executive Officers of the Registrant:  Compliance with
          Section 16(a) of the Exchange Act..................................................    13

Item 10.  Executive Compensation.............................................................    14

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....................    15

Item 12.  Certain Relationships and Related Transaction......................................    17

Item 13.  Exhibits and Reports on Form 8-K...................................................    11

                                     PART I

ITEM 1.   INTRODUCTION
- -------   ------------

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

     The whole unit is ground plane independent. Traditional antennas are dependent on the conductive plane found at the surface of the earth to achieve geographic coverage. For that reason the higher above the surrounding terrain that an antenna is installed, the greater its range of coverage. The THA appears from anecdotal data and observed practical experiments to achieve its range of coverage without reference to or being dependent on the conductive ground plane. The result of "ground plane independence" it that the THA does not need to be mounted on a tall tower or at the top of a mountain. The THA's coverage apparently can be achieved with a ground level installation. The elimination of such towers is a major cost advantage and reduces interference in the visual environment as well as in the physical environment. Signals are fed to the antenna through up to four networks which attach to the structure at evenly-spaced locations. Resulting electromagnetic fields act as if they are solely produced by a ring of pure magnetic currents; in other words, the contributions due to electric currents are canceled. This planar ring of magnetic current is electromagnetically equivalent to a linear electric current. The THA has not been manufactured for commercial use at this time. Two prototypes have been created and are currently being tested by the Department of Defense. The two prototypes were developed by a West Virginia University research team under the direction of Dr. Smith. While the Company's license for the THA does not include military application, the Company believes that the results from the testing by the Department of Defense will verify the practical application of the THA for non-military uses.

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

SALES AND MARKETING

     The Company intends to market the THA's and licensing agreements through independent sales representatives. As of the date hereof, the Company has not retained any independent sales representatives.

ITEM 2.   PROPERTY
- -------   --------

     The Company's headquarters and executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X2W8 and the telephone number is
(604)278-5996. The Company leases, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from John Robertson. The monthly rent fee is $500.00.

ITEM 3.   LEGAL PROCEEDINGS
- -------   -----------------

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

     John Robertson, the Company's President, Chief Executive Officer and a member of the Board of Directors is a defendant in a lawsuit captioned Keltic
                                                                       ------
Bryce Enterprises Inc. v. Teryl Resources Corp., David Ian Hodge, D. Stafford
- -----------------------------------------------------------------------------
Johnston, Lydia Lowe, Gary Medford, John G. Robertson and Susanne M. Robertson,
- ------------------------------------------------------------------------------
Case No. C930366 pending in the Supreme Court of British Columbia wherein it is alleged that on December 3, 1991, Teryl Resources Corp. ("Teryl") issued a convertible debenture to Keltic Bryce Enterprises Inc. ("Keltic") in consideration of $150,000. The debenture was convertible into common stock and warrants at the election of Keltic. Keltic elected to convert the debenture, but Teryl did not or could not convert the same pursuant to its agreement. It is alleged that John Robertson was a director of Teryl at all times mentioned and accordingly is liable for damages and punitive damages as a result thereof, all in accordance with the laws of British Columbia. Keltic is seeking undisclosed actual and punitive monetary damages to be determined by a jury. John Robertson denies the allegations. The case is currently pending in the aforementioned court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

     No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -------   --------------------------------------------------------

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN
- -------   --------------------------------------------------------------------
          OF OPERATIONS
          -------------

Management's Discussion
- -----------------------

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

Results of operations for fiscal 1997 compared to fiscal 1996
- -------------------------------------------------------------

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

Liquidity - fiscal 1997
- -----------------------

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

ITEM 7.     FINANCIAL STATEMENTS
- -------     --------------------

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

     (b) issued 7,000 common shares at $2.25 per share and received $15,750 pursuant to a private placement.

     (c) issued 13,500 common shares at $.25 per share and received $3,375 pursuant to stock options exercised.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE None.
           --------------------

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- -------   -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          --------------------------------------------------

The following table sets forth the name, age and position of each Officer and Director of the Company:


NAME                             AGE     POSITION

James Earl Smith, Ph.D.          47      Chairman of the Board of Directors

John G. Robertson                56      President, Principal Executive Officer and a member
                                         of the Board of Directors

Jennifer Lorette                 24      Secretary/Treasurer, Principal Accounting Officer
                                         and Chief Financial Officer

Patrick Badgley                  54      Member of the Board of Directors
Paul E. Lamarche                 55      Member of the Board of Directors


All Directors of the Company have served since December 13, 1994, the Officers were elected on February 4, 1995, and will serve for one year or until their respective successors are elected and qualified. No compensation has been paid or accrued to any Officer or Director to date. All officers currently devote part-time to the operation of the Company.

OFFICERS AND DIRECTORS OF THE COMPANY:

JAMES EARL SMITH PH.D. - CHAIRMAN OF THE BOARD OF DIRECTORS
- -----------------------------------------------------------

Dr. Smith is a founder and Chairman of the Board of Directors. Since 1989, Dr. Smith has been an Associate Professor in the Mechanical and Aerospace Engineering Department, West Virginia University, Morgantown, West Virginia. Since September 1990, Dr. Smith has been a Director of the Center for Industrial Research Applications, West Virginia University. Since February 1994, Dr. Smith has been President and a Director of Integral Visions Systems, Inc. a West Virginia corporation engaged in the business of 3-D machine vision calorimetry. Since September 1992, Dr. Smith has been President and a Director of Integral Concepts, Inc., a West Virginia corporation engaged in the business of technology transfer from the research to the commercial sector. From April 1992 to March 1994, Dr. Smith was a consultant to CK Engineering, Inc., located in Montreal, Canada, which is engaged in the business of mechanism analysis and development. From January 1992 to March 1993, Dr. Smith was a consultant to Reg Technologies, Inc. located in Richmond, British Columbia which is engaged in the business of mechanism analysis and development. Dr. Smith holds the degree of Doctor of Philosophy in Mechanical Engineering from West Virginia University.

JOHN G. ROBERTSON - PRESIDENT, PRINCIPAL EXECUTIVE OFFICER AND A MEMBER OF THE
- ------------------------------------------------------------------------------
BOARD OF DIRECTORS
- ------------------

Mr. Robertson is a founder, President, Principal Executive Officer and a member of the Board of Directors of the Company. Since May 1977, Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting. Since October 1984, Mr. Robertson has been President and a Director of Reg Technologies, Inc., a British Columbia corporation engaged in the business of developing a rotary engine. Since June 1994, Mr. Robertson has been President of REGI U.S., Inc. ("REGI U.S."), an Oregon corporation which is engaged the business of developing a rotary engine. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies, Inc. is the majority shareholder. Both REGI U.S. and Reg Technologies, Inc. are engaged in the business of developing a rotary engine and other devices utilizing Rand Cam(TM) Technology. REGI U.S. owns the U.S. rights to the Rand Cam(TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Since May 1980, Mr. Robertson has been President and a Director of Teryl Resources Corp., a British Columbia corporation, engaged in exploring and developing gold properties. Since February 1979, Mr. Robertson has been President and Director of Flame Petro-Minerals Exploration Co., a British Columbia corporation engaged in exploration of oil, gas and gold properties.

JENNIFER LORETTE - SECRETARY/TREASURER, PRINCIPAL FINANCIAL OFFICER AND
- -----------------------------------------------------------------------
PRINCIPAL ACCOUNTING OFFICER
- ----------------------------

Ms. Lorette is a founder, Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company. Since April 1994, Ms. Lorette has been Vice President of Administration of Reg Technologies Inc. Since June 1994, Ms. Lorette has been a Vice President of REGI U.S. and Chief Financial Officer and Vice President of Flame Petro Minerals Corp. From February 1994 to April 1994, Ms. Lorette was an executive assistant and from December 1992 to February 1994, she was a receptionist at Reg Technologies, Inc. From October 1990 to July 1992, Ms. Lorette was a receptionist for Nickels Custom Cabinets, Richmond, British Columbia.

PATRICK BADGLEY - A MEMBER OF THE BOARD OF DIRECTORS
- ----------------------------------------------------

Mr. Badgley is a founder and a member of the Board of Directors of the Company. Since February 1994, Mr. Badgley has been a Vice President of REGI U.S., and since July 1993 has been a Director of Reg Technologies, Inc. From November 1986 to February 1994, Mr. Badgley was the Director of Research and Development for Adiabatics, Inc., an Indiana corporation, which was engaged in the business of advanced engine concepts. Prior to this he worked for Cummins Engine Company, Curtiss Wright Corporation and Deere and Company. Mr. Badgley holds a Bachelor of Mechanical Engineering degree from the Ohio State University, Columbus, Ohio.

PAUL E. LAMARCHE - A MEMBER OF THE BOARD OF DIRECTORS
- -----------------------------------------------------

Mr. Lamarche is a founder and member of the Board of Directors. Since October 1991, Mr. Lamarche has been President of Troy Design Manufacturing, driveline division, which is engaged in the business of automotive power train engines. Since 1990, Mr. Lamarche has been a Director of Pioneer Automotive, driveline division, and President to Neotech Industries, Inc., which is engaged in the business of engineering services (automotive). Since 1994, Mr. Lamarche has been a director for the driveline dynamics group for Aerotek Engine Services, a Michigan corporation. Mr. Lamarche holds a Bachelor of Science degree from the University of Waterloo, Ontario, Canada.

ITEM 10.  EXECUTIVE COMPENSATION
- --------  ----------------------

COMPENSATION OF DIRECTORS AND OFFICERS

     A management fee of $2,500.00 per month is paid to Access Information Services, Inc., a corporation controlled by John Robertson, the Company's President and a member of the Board of Directors. Further, the sum of $1,500.00 is paid to Access Information Services, Inc. for rent and secretarial services.

     Dr. Smith receives a fee of $2,500.00 per month in his capacity as a director and as Chairman of the Board of Directors.

     The Company may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by the Company to any of its Officers or Directors.

STOCK OPTIONS GRANTED

     The Company issued options on December 19, 1996 to the Company's Officers and Directors, exercisable at $2.25 per share, to acquire shares of Class A Voting Common Stock as follows:

              James Smith, Ph.D.             150,000
              John Robertson                 150,000
              Jennifer Lorette                50,000
              Patrick R. Badgley              50,000
              Paul Lamarche                   50,000

     The options have an expiration of December 19, 2001 and do not expire upon termination of employment.

     The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named executive officers during the year ended April 30, 1997 and stock options held at year end.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES


                                                        Number of                         Value of
                                                       Unexercised                 Unexercised Options at
                                                   Options at Year End                    Year End
                                              ----------------------------     ------------------------------
                    Shares
                  Acquired on      Value
Name               Exercise      Realized     Exercisable    Unexercisable     Exercisable      Unexercisable
- ----              -----------    --------     -----------    -------------     -----------      -------------
John G.               -0-           -0-         150,000           -0-           $ 37,500             -0-
Robertson

Jennifer              -0-           -0-          50,000           -0-           $ 12,500             -0-
Lorette

Patrick Badgley       -0-           -0-          50.000           -0-           $ 12,500             -0-

Dr. James Smith     60,000       $145,000       240,000           -0-           $240,000             -0-

Paul Lamarche        7,000       $ 13,230        93,000           -0-           $109,250             -0-


(1) On April 30, 1997, the closing price of Common Stock was $2.50. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to the difference between this amount and the exercise price of the stock option multiplied by the number of shares covered by the stock option.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of April 30, 1997, the outstanding Class A Common Stock of the Company owned of record or beneficially by each person who owned of record, or was know by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from such date upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

     All of the Shares of Common Stock presently issued and outstanding are "Restricted Securities" as that term is defined under the Securities Act of 1933, as amended, and, as such, may not be sold in the absence of registration under the Securities Act of 1933, as amended, or the availability of an exception therefrom .


                                                                                 PERCENTAGE OF
                                                           CLASS A                  CLASS A
                                                        SHARES OWNED             SHARES OWNED
                                                        ------------             -------------
NAME
- ----

James Earl Smith[1]
Chairman of the Board of Directors                        3,240,000                   35%

John G. Robertson[1][2] President and member of the
Board of Directors                                        3,562,734                   39%

Jennifer Lorette[1]
Secretary/Treasurer, Chief Financial Officer and            106,000                  1.1%
Principal Accounting Officer

Patrick Badgley[1]                                           46,000                   .5%

Paul E. Lamarche[1]                                          50,000                   .5%

ALL OFFICERS & DIRECTORS AS A GROUP
(FIVE INDIVIDUALS)                                        7,004,734                 75.8%

All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] These individuals are the Officers and Directors of the Company and may be deemed to be "parents or founders" of the Company as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Includes options to purchase shares of Class A Voting Common Stock.

[2] 3,000,000 shares are registered in the name of Access Information Services, Inc., a corporation controlled by Mr. Robertson.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------         ----------------------------------------------

TRANSACTIONS WITH DIRECTORS

     Dr. Smith, a tenured professor at West Virginia University ("WVU") and the Company's Chairman of the Board of Directors, organized the development of the concept of the toroidal helical antenna ("THA") at WVU. Pursuant to the terms of this employment at WVU, WVU and West Virginia University Research Corporation ("WVURC") own world wide rights to any invention made or developed by WVU personnel. Accordingly the ownership rights to the THA belong to WVU and WVURC.

     On April 12, 1994, WVURC granted an exclusive license to Integral Concepts, Inc. ("ICI") which is owned by Dr. Smith: (1) to manufacture THAs and to license others to do so; and (2) to sublicense others to manufacture, market, sell copies of, license and distribute THAs. The consideration for the license was:
(1) $1.00 and (2) a royalty of $3,000.00 per year or 10% of the net revenues received by ICI which ever is greater.

     ICI entered into an option agreement with SMR Investments Ltd. ("SMR"), a corporation owned by Sue Robertson, the wife of John Robertson, dated November 18, 1994 and amended December 16, 1994. The option agreement provided that ICI would issue a sublicense to SMR for the THA subject to the payment of $250,000; a 3% royalty from gross sales; and a subsequent public entity to be established. The Company was organized by SMR and John Robertson as a result thereof. ICI retained all military applications and resulting procurement interests. The contract period relating to the three percent royalty to be paid to ICI commences when sales are made by SMR/the Company and continue during the life of the agreement between ICI and SMR. The term of the foregoing agreement is perpetual as is the agreement between WVURC and ICI.

     On December 13, 1994, SMR assigned the rights to the foregoing agreement with ICI to the Company in consideration of $50,000 advanced by Access Information Services, Inc. (the "Option Assignment"). Access Information Services, Inc. is a corporation owned and controlled by Robinson.

     On December 14, 1994, the Company issued 3,000,000 Class A Shares to James
E. Smith, Ph.D., the Company's Chairman of the Board of Directors and 3,000,000 Class A Shares to Access Information Services, Inc., pursuant to the Option Assignment. The value assigned to the 3,000,000 Class A common shares issued to Dr. Smith was a total of $0.50 and the value assigned to the 3,000,000 Class A common shares issued to Access Information Services Inc. was $0.50. The valuation of the 3,000,000 shares issued to Dr. Smith and Access Information Services, Inc. was arbitrarily determined by the Company's Board of Directors. The $250,000 has been paid to ICI and was a one time payment.

     On July 10, 1995, ICI entered into a sublicense with the Company, wherein ICI granted to the Company the exclusive worldwide right to manufacture, sell copies of, sublicense and distribute the process and equipment related to the design, construction and operation of the THA and to further sublicense others the rights to manufacture, sell copies of, license and distribute the same, excluding all military applications and procurement interests. The July 10, 1995 sublicense agreement was the culmination of the agreement between ICI and SMR, and SMR and the Company. On December 27, 1995, SMR assigned all of its rights and duties in the THA technology to the Company. The purpose of this assignment was to assign any and all rights or duties which may have been held by SMR as a result of the Option Agreement, it being understood that the Option Agreement was nothing more than an agreement in principle. The term of the license granted by ICI is perpetual and requires the payment of a minimum annual royalty of $3,000. Further, the Company will pay a royalty of 10% of the net revenues derived from sales, licenses or sublicenses of the THA technology with a credit for the minimum royalty. In addition the Company shall pay a royalty of 3% of the gross revenues derived from the sales, licenses or sublicenses of the THA technology.

     To date, there have not been any other transactions between the Company and its Officers, Directors, principal shareholders or affiliates other than as set forth above. The Company believes that the transactions described here were on terms more favorable to the Company's officers and directors than otherwise could be obtained if such transactions were with non-related parties.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
- --------    --------------------------------

(A)  INDEX TO AND DESCRIPTION OF EXHIBITS

Number                 Description                                                                  Page No.
- ------                 -----------                                                                  --------

3   ARTICLES OF INCORPORATION AND BY-LAWS
    3.1  Articles of Incorporation.............................................................        (1)
    3.2  Article of Amendment..................................................................        (1)
    3.3  By-Laws...............................................................................        (1)

4   INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
    4.1  Specimen Share Certificate for Class A Shares.........................................        (1)
    4.2  Specimen Share Certificate for Class B Shares.........................................        (1)

10  MATERIAL CONTRACTS
    10.1   Agreement between West Virginia University Research Corporation and
            Integral Concepts, Inc.............................................................        (1)
    10.2   Agreement between Integral Concepts, Inc. and
            SMR Investments, Inc...............................................................        (1)
    10.3   Agreement between SMR Investments, Inc. and
            the Company........................................................................        (1)
    10.4   Agreement with Greg Ruff............................................................        (1)
    10.5   British Columbia Confidential Offering Memorandum...................................        (1)
    10.6   Sublicense Agreement between Integral Concepts, Inc. and
            the Company........................................................................        (1)
    10.7   Project Agreement between the Company and West Virginia
            Center for Industrial Research Applications........................................        (1)
    10.8   Assignment Agreement between SMR Investments, Inc. and
            the Company........................................................................        (1)
    10.9   Amendment Agreement, effective March 4, 1997, between Integral Concepts, Inc.
            and the Company....................................................................
    10.10  Joint Venture Agreement between Emergent Technologies Corporation and the Company....................................................................

23  CONSENT OF EXPERTS AND COUNSEL
    23.1   Consent of Elliott Tulk Pryce Anderson..............................................        (2)
    23.2   Consent of Jack Parsons.............................................................        (1)

27  FINANCIAL DATA SCHEDULE....................................................................        (2)

____________________
(1)  Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2)  Incorporated by reference from Form 10-KSB filed July 30, 1997.

(B)  REPORTS ON FORM 8-K:

       None

                                   SIGNATURES

     Pursuant to the requirements Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IAS COMMUNICATIONS, INC.

                                          By: /s/ John G. Robertson
                                          ---------------------------------
                                          John G. Robertson, President
                                          Chief Executive Officer and Director

Dated:  Sept. 9, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in-the in the capacities indicated as of Sept. 9, 1997.

Signature                                             Title
- ---------                                             -----

                                            President, Chief Executive
   /s/ John G. Robertson                    Officer and Director
- ----------------------------
     John G. Robertson


    /s/ James E. Smith                      Chairman of the
- ----------------------------                Board of Directors
      James E. Smith


   /s/ Patrick Badgley                      Director
- ----------------------------
     Patrick Badgley


    /s/ Paul Lamarche                       Director
- ----------------------------
      Paul Lamarche


   /s/ Jennifer Lorette                     Chief Financial Officer
- ----------------------------                and Principal Accounting
     Jennifer Lorette                       Officer
