Form 10QSB
period 1997-07-31
IAS COMMUNICATIONS INC
filed 1997-09-15
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997
                               -------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

           185-10751 SHELLBRIDGE WAY, RICHMOND, BC CANADA   V6X 2W8
           --------------------------------------------------------
                   (Address of principal executive offices)

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

                                  YES  X   NO
                                      ---    ---
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 10, 1997 - 8,603,500 shares of common stock, no par value.

                                     INDEX
--------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION                                                                                Page
          ---------------------

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................2

Balance Sheets as of July 31, 1997 and 1996 (unaudited)...........................................................3

Statement of Operations for the three months ended July 31, 1997 and 1996 (unaudited).............................4

Statement of Cash Flows for the three months ended July 31, 1997 and 1996 (unaudited).............................5

Statement of Stockholders' Equity...........................................................................6 and 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
         AND RESULTS OF OPERATIONS..........................................................................8 and 9


PART II -- OTHER INFORMATION.....................................................................................10
           -----------------
Signatures.......................................................................................................11

PART I            FINANCIAL INFORMATION
                  ---------------------
Item 1.           Financial statements (Unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
July 31, 1997 and 1996
(expressed in U.S. dollars)

                                                                                              1997           1996
                                                                                               $              $
                                                           Assets
Current Assets
     Cash and short term investments                                                         155,397        125,565
     Prepaid expenses                                                                         10,336          6,950
                                                                                           ---------        -------
                                                                                             165,733        128,515
Capital Assets                                                                                44,357              -
Licence and Patents                                                                          282,262        265,489
                                                                                           ---------        -------
                                                                                             492,352        398,004
                                                                                           =========        =======
                                            Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                                                        232,642         34,903
     Accrued liabilities                                                                       5,250              -
     Due to related companies                                                                 21,725              -
                                                                                           ---------        -------
                                                                                             259,617         34,903
Convertible Debenture                                                                         25,000              -
                                                                                           ---------        -------
Total Liabilities                                                                            284,617         34,903
                                                                                           ---------        -------
Redeemable Class "A" Shares                                                                  197,750        197,750

Stockholders' Equity
Common Stock
     Class "A" voting           -   100,000,000 shares authorized without par value;
                                    8,602,500 shares and 7,622,444 shares issued
                                    and outstanding respectively                           1,784,459        769,001
                                -   paid for but unissued                                     37,500        175,000
     Class "B" non-voting       -   100,000,000 shares authorized without par value;
                                    none issued                                                    -              -
                                                                                           ---------       --------
                                                                                           1,821,959        944,001
Preferred Stock                     50,000,000 shares authorized; none issued                      -              -
Deficit Accumulated During The Development Stage                                          (1,811,974)      (778,650)
                                                                                           ---------        -------
                                                                                               9,985        165,351
                                                                                           ---------        -------
                                                                                             492,352        398,004
                                                                                           =========        =======

IAS Communications, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from December 13, 1994 (Inception)
To July 31, 1997 and the periods ended
July 31, 1997 and 1996
(expressed in U.S. dollars)


                                                             Accumulated       May 1, 1997          May 1, 1996
                                                             During the            to                   to
                                                             Development        July 31,             July 31,
                                                                Stage             1997                 1996
                                                                  $                 $                    $
Revenue                                                               -                 -                    -
                                                              ---------         ---------            ---------
Administration Expenses
                  Bank charges                                    1,732               537                  132
                  Business plan                                  18,600                 -                    -
                  Consulting                                     24,000                 -                5,333
                  Depreciation                                      290               166                    -
                  Investor relations                            208,543            49,537               22,853
                  Management fees                               162,500            15,000               15,000
                  Office, postage and courier                    32,548             5,196                  902
                  Professional fees                             246,956             2,006               33,784
                  Rent and secretarial                           57,500            13,500                4,500
                  Telephone                                      52,720             6,000                    -
                  Transfer agent and regulatory                  14,107             2,762                  300
                  Travel and promotion                           42,082             3,312               14,833
                  Less interest                                 (12,460)             (635)              (1,044)
                                                              ---------         ---------            ---------
                                                                849,118            97,381               96,593
                                                              ---------         ---------            ---------
Research and Development Expenses
                  Depreciation                                   15,619             6,033                    -
                  Consulting                                    182,419            12,000                5,333
                  Prototype construction and testing            758,068            87,381              118,144
                  Royalty                                         6,750               750                    -
                                                              ---------         ---------            ---------
                                                                962,856           106,164              118,144
                                                              ---------         ---------            ---------
Net Loss                                                      1,811,974           203,545              214,727
                                                              =========         =========            =========

Net Loss Per Share                                                                   (.02)                (.03)

Weighted Average Shares Outstanding                                             8,595,000            7,682,000
                                                                                =========            =========
(including redeemable shares)

IAS Communications, Inc.
(A Development Stage Company)
Statement of Cash Flows
Accumulated from December 13, 1994 (Inception) to July 31, 1997 and the periods ended
July 31, 1997 and 1996
(expressed in U.S. dollars)

                                                             Accumulated         May 1, 1997         May 1, 1996
                                                             During the              to                  to
                                                             Development          July 31,            July 31,
                                                                Stage               1997                1996
                                                                  $                  $                   $
Cash Flows to Operating Activities
         Net loss                                            (1,811,974)         (203,545)           (214,737)
         Adjustment to reconcile net loss to cash
                  Gain on shares cancelled                          (10)                -                   -
                  Depreciation                                   15,909             6,199                   -
         Change in non-cash working capital items
                  Decrease (increase) in
                            prepaid expenses                    (10,336)            1,614               2,808
                  Increase in accounts payable
                            and accrued liabilities             363,225           114,032                (544)
                                                              ---------           -------             -------
Net Cash Used in Operating Activities                        (1,443,186)          (81,700)           (212,473)

Cash Flows to Investing Activities
         Increase in capital assets                             (51,847)           (1,542)                  -
         Increase in licence                                   (250,000)                -                   -
         Increase in patent protection costs                    (40,680)                -                   -

Net Cash Used in Investing Activities                          (342,527)           (1,542)                  -
                                                              ---------           -------             -------
Cash Flows from Financing Activities
         Increase in convertible debenture                       25,000            25,000                   -
         Increase in redeemable shares issued                   197,750                 -                   -
         Increase in common stock                             1,659,135            19,375             394,250
         Increase (decrease) in subscriptions                    37,500            37,500            (241,250)
         Increase in due to related companies                    21,725            21,725                   -
                                                              ---------           -------             -------
Net Cash Provided by Financing Activities                     1,941,110           103,600             153,000

Increase (Decrease) in Cash                                     155,397            20,358             (59,473)
Cash - Beginning of Period                                            -           135,039             185,038
                                                              ---------           -------             -------
Cash - End of Period                                            155,397           155,397             125,565
                                                              =========           =======             =======
Non-Cash Financing Activity

The Company issued 6,000,000 Class "A"
   common shares at a deemed value of $1
   in total for property                                              1                 -                   -

Shares issued to an officer at
   incorporation donated back to the
   Company and cancelled                                            (10)                -                 (10)
Shares issued for services                                      125,333           117,000                   -
                                                              ---------           -------             -------
                                                                125,324           117,000                 (10)
                                                              =========           =======             =======

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to July 31, 1997
(expressed in U.S. dollars)

                                                                                              Deficit
                                                                                            Accumulated
                                                            Common          Common          During the
                                                                             Stock             Stock           Development
                                                            Shares         Class "A"         Class "B"            Stage
                                                               #               $                 $                  $
            Balance - December 13, 1994 (Inception)                -               -                -                 -
            Shares issued to an officer at inception
                for cash, at $0.10 per share                     100              10                -                 -
            Shares issued at inception, for property,
                at a nominal value of $1 in total
                or $.00000017 per share                    6,000,000               1                -                 -
            Shares issued, pursuant to a private
                placement, at $0.10 per share                700,000               -           70,000                 -
            Shares issued, pursuant to a public
                offering memorandum, at
                $0.75 per share                              336,333               -          252,250                 -
            Net loss for the period                                -               -                -           (83,615)
                                                           ---------       ---------          -------         ---------
            Balance - April 30, 1995                       7,036,433              11          322,250           (83,615)
            Shares issued to an officer at inception
                donated back and cancelled                      (100)            (10)               -                 -
            Share exchange                                         -         322,250         (322,250)                -
            Shares issued, pursuant to options
                exercised, at $0.25 per share                210,000          52,500                -                 -
            Net loss for the year                                  -               -                -          (480,298)
                                                           ---------       ---------          -------         ---------
            Balance - April 30, 1996                       7,246,333         374,751                -          (563,913)
            Shares issued, pursuant to a private
                placement, at $1.25 per share                500,000         625,000                -                 -
            Shares issued, for services, at $0.33
                per share                                     25,000           8,333                -                 -
            Shares issued, pursuant to options
                exercised, at $0.25 per share                139,500          34,875                -                 -
            Shares issued, pursuant to options
                exercised, at $1.25 per share                 84,500         105,625                -                 -
            Shares issued, pursuant to a private
                placement, at $2.25 per share                222,000         499,500                -                 -
            Net loss for the year                                  -               -                -        (1,044,516)
                                                           ---------       ---------          -------         ---------
            Balance - April 30, 1997                       8,217,333       1,648,084                -        (1,608,429)


IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to July 31, 1997
(expressed in U.S. dollars)


                                                                                       Deficit
                                                                                     Accumulated
                                                     Common          Common          During the
                                                                      Stock             Stock           Development
                                                     Shares         Class "A"         Class "B"            Stage
                                                        #               $                 $                  $
       Balance - April 30, 1997 - carried forward   8,217,333       1,648,184              -            (1,608,429)
       Shares issued, pursuant to options
          exercised, at $0.25 per share                14,500           3,625              -                  -
       Shares issued, pursuant to a private
          placement, at $2.25 per share                 7,000          15,750              -                  -
       Shares issued, pursuant to a performance
          stock agreement, at a deemed value
          of $1.17 per share for compensation
          to a consultant                             100,000         117,000              -                  -
       Net loss for the period                           -               -                 -              (203,545)
                                                    ---------       ---------        ----------          ---------
                                                   *8,338,833       1,784,459             -             (1,811,974)
                                                    =========       =========        ==========          =========

            * not including 263,667 Class "A" shares previously issued and treated as Redeemable Preferred Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

      During fiscal 1997, the Company entered into a joint venture agreement, herein "JVA", with ETC dated March 4, 1997. The JVA required a limited company to be incorporated, The Eclipse Antenna Manufacturing Corporation, herein "TEAM", whereby the Company will own 50% of the issued and outstanding common shares and ETC will own the remaining 50%. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The control person of ETC will be the operator. TEAM was organized on June 4, 1997 under the laws of the State of West Virginia. The Company retains the worldwide commercial sublicense rights to the CTHA.

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

     On May 5, 1997, the Company and ETC have each contributed $150,000 to TEAM as required in the JVA. These funds will be spent on formation costs and to equip a research and development facility to further the commercialization of the applications and prototype construction. A further $100,000 each will be required on an as needed basis.

     During fiscal 1997, the Company received an initial purchase order for 10,000 units of its CTHA. The Company will fill this order once TEAM completes its manufacturing processes and specifications have been approved. This initial order will be filled by TEAM on a contracted-out basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 21, 1997 COMPARED TO THE
------------------------------------------------------------------------------
   THREE MONTHS ENDED JULY 31, 1996
   --------------------------------
      There were no revenues from licensing the CTHA during the two periods.

      The net loss in total and each component were comparable in 1997 to 1996. The Company spend $87,381 on research conducted by CIRA during the quarter.

LIQUIDITY - FISCAL 1997
-----------------------
      During the three months ended July 31, 1997, the Company financed its operations, in part, from proceeds from two private placements. The Company raised $15,750 and issued 7,000 Class "A" common shares at $2.25 per share. The Company also raised $37,500 by way of subscriptions and will issue 21,429 shares at $1.75 per share. The Company also received $3,625 pursuant to options exercised and issued 14,500 Class "A" common shares at $.25. The Company has also raised $25,000 pursuant to a convertible debenture and has received $21,725 pursuant to related company loans.

      The Company's financial resources, including an opening cash balance as at April 30, 1997 of $135,039, totalled $233,639. Cash used, as a result of the net loss for the year, totalled $81,700, after adjustments to reconcile net loss to cash and the Company spent $1,542 on computer equipment.

      The cash balance of $155,397, the completion of the convertible debenture issue and a private placement of shares at $1.75 should together provide adequate additional funds to pay current liabilities of $259,617. The Company is committed to spending an additional $25,913 to complete the funding of the research and development program in conjunction with CIRA, the total budget to July 31, 1997 is for $514,346 of which $488,433 has been incurred to July 31, 1997. The balance of cash resources should provide enough funds for administrative expenses over the next twelve months and working capital.

PART II         Other Information
                -----------------

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

                   27 Financial Data Schedule

                                                   Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 10, 1997                  IAS COMMUNICATIONS, INC.

                                           By:     /s/ John G. Robertson
                                               -----------------------------
                                               John G. Robertson, President
                                               (Principal Executive Officer)


                                           By:     /s/ Jennifer Lorette
                                               -----------------------------
                                               Jennifer Lorette,
                                               Chief Financial Officer
                                               (Principal Financial Officer)