Form 10QSB
period 1997-10-31
IAS COMMUNICATIONS INC
filed 1997-12-16
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997
                               ----------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File No. 0-21255
                    -------

                           IAS COMMUNICATIONS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Oregon                                        91-1063549
           ------                                        ----------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

           185-10751 Shellbridge Way, Richmond, BC Canada  V6X 2W8
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (604) 278-5996
                ------------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X        NO
                              -------        -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 12, 1997 - 9,024,600 shares of common stock, no par value.

                                     INDEX


PART I -- Financial Information                                              Page
Item 1. Financial statements..............................................          2
------- --------------------

Consolidated Balance Sheets as of October 31, 1997 and 1996 (unaudited)...          3

Consolidated Statements of Operations for the six months ended
  October 31, 1997 and 1996 (unaudited)...................................          4

Consolidated Statements of Cash Flows for the six months ended
  October 31, 1997 and 1996 (unaudited)...................................          5

Consolidated Statement of Stockholders' Equity from April 30, 1997
  to October 31, 1997 and to December 12, 1997 (unaudited)................          6

Notes to the Consolidated Financial Statements (unaudited)................    7 and 8

Item 2. Management Discussion and Analysis of Financial Conditions
------- ----------------------------------------------------------
        and Results of Operations.........................................   9 and 10
        -------------------------

PART II -- Other Information..............................................         11

Signatures................................................................         12

PART I         Financial Information

Item 1.        Financial statements (Unaudited)
-------        --------------------------------

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
October 31, 1997 and 1996
(Unaudited)

                                                                       1997           1996
                                                                         $              $
                                     Assets

Current Assets
  Cash                                                                 128,624        139,943
  Prepaid expenses                                                      14,550          2,950
                                                                    ----------     ----------
                                                                       143,174        142,893
Capital Assets                                                          43,567         48,000
Licence and Patents                                                    285,889        279,482
                                                                    ----------     ----------
                                                                       472,630        470,375
                                                                    ==========     ==========

                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                      86,730        181,750
  Accrued liabilities                                                    4,000              -
  Due to related companies                                              11,697              -
                                                                    ----------     ----------
                                                                       102,427        181,750
Convertible Debenture                                                   40,000              -
                                                                    ----------     ----------
Total Liabilities                                                      142,427        181,750
                                                                    ----------     ----------
Minority Interest                                                        1,893              -
                                                                    ----------     ----------
Redeemable Class "A" Shares                                                  -        197,750
                                                                    ----------     ----------
Commitments and Contingencies (Notes 4 and 5)
Stockholders' Equity
Common Stock (Note 3)
  Class "A" voting      -  100,000,000 shares authorized without
                           par value; 8,733,500 shares and
                           7,919,333 shares issued and
                           outstanding respectively                  2,194,959      1,127,084
                        -  paid for but unissued - 278,600
                           shares                                      487,550         56,250

  Class "B" non-voting  -  100,000,000 shares authorized without
                           par value; none issued                            -              -
                                                                    ----------     ----------
                                                                     2,682,509      1,183,334
Preferred Stock            50,000,000 shares authorized; none
                           issued                                            -              -

Deficit Accumulated During The Development Stage                    (2,354,199)    (1,092,459)
                                                                    ----------     ----------
                                                                       328,310         90,875
                                                                    ----------     ----------
                                                                       472,630        470,375
                                                                    ==========     ==========

                    (The accompanying notes are an integral
                       part of the financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the six months ended October 31, 1997 and 1996
(Unaudited)


                                                    May 1, 1997      May 1, 1996
                                                         to               to
                                                   October 31,      October 31,
                                                       1997             1996
                                                         $                $
Revenue                                                     -              -
                                                    ---------      ---------
Administration Expenses
Advertising stock                                     104,078              -
  Bank charges                                            611            865
  Depreciation                                            400              -
  Interest on convertible debentures                      970              -
  Investor relations                                  100,484         47,855
  Management fees                                      30,000         30,000
  Office, postage and courier                          20,730          8,807
  Professional fees                                    15,862         47,261
  Rent and secretarial                                 22,358         17,000
  Telephone                                            12,180         10,800
  Transfer agent and regulatory                         8,424          2,973
  Travel and promotion                                  3,455         23,246
  Less interest                                          (946)        (1,696)
                                                    ---------      ---------
                                                      318,606        187,111
                                                    ---------      ---------
Research and Development Expenses
  Consulting                                           20,000         13,333
  Depreciation                                         12,066              -
  Market awareness and development                     60,000              -
  Prototype construction and testing                  631,705        328,102
  Royalty                                               1,500              -
  Less: government assistance                         (50,000)             -
                                                    ---------      ---------
                                                      675,271        341,435
                                                    ---------      ---------
Net loss before minority interest adjustment          993,877        528,546

Minority interest adjustment                         (248,107)             -
                                                    ---------      ---------
Net Loss                                              745,770        528,546
                                                    =========      =========
Net Loss Per Share                                       (.09)          (.07)
                                                    =========      =========
Weighted Average Shares Outstanding                 8,605,500      7,829,722
                                                    =========      =========

                    (The accompanying notes are an integral
                       part of the financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended October 31, 1997 and 1996
(Unaudited)

                                                May 1, 1997      May 1, 1996
                                                    to               to
                                                October 31,      October 31,
                                                   1997             1996
                                                    $                $
Cash Flows to Operating Activities
 Net loss                                        (745,770)        (528,546)
 Adjustment to reconcile net loss to cash
  Minority interest adjustment                   (248,107)               -
  Depreciation                                     12,466                -
  Common stock issued for services                120,000                -
 Change in non-cash working capital items
  Decrease (increase) in prepaid expenses          (2,600)           6,808
  Increase (decrease) in accounts payable and
   accrued liabilities                            (33,130)         146,303
                                                 --------         --------
Net Cash Used in Operating Activities            (897,141)        (375,435)
                                                 --------         --------
Cash Flows to Investing Activities
 Increase in capital assets                        (3,386)         (48,000)
 Increase in patent protection costs               (7,260)         (13,993)
                                                 --------         --------
Net Cash Used in Investing Activities             (10,646)         (61,993)
                                                 --------         --------
Cash Flows from Financing Activities
 Contribution by minority shareholder of TEAM     250,000                -
 Increase in convertible debenture                 40,000                -
 Increase in common stock                         112,300          752,333
 Increase (decrease) in subscriptions             487,375         (360,000)
 Increase in due to related companies              11,697                -
                                                 --------         --------
Net Cash Provided by Financing Activities         901,372          392,333
                                                 --------         --------
Decrease in Cash During the Period                 (6,415)         (45,095)
Cash - Beginning of Period                        135,039          185,038
                                                 --------         --------
Cash - End of Period                              128,624          139,943
                                                 ========         ========
Non-Cash Financing Activities
60,000 shares were issued for investor
 relations, marketing and advertising services
 pursuant to a performance stock plan at a
 deemed value of $2.00 per share                  120,000                -

100,000 shares were issued for consulting
 services rendered in fiscal 1997 pursuant
 to a performance stock plan at a deemed
 value of $1.17 per share                         117,000                -
                                                 --------         --------
                                                  237,000                -
                                                 ========         ========

                    (The accompanying notes are an integral
                       part of the financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From April 30, 1997 to October 31, 1997 and to December 12, 1997
(Unaudited)



                                                                                   Deficit
                                                                                 Accumulated
                                                    Common Stock Class "A"        During the
                                                      Shares       Amount     Development Stage
                                                        #            $                $
Balance - April 30, 1997                             8,217,333    1,648,084          (1,608,429)

  Stock issued for cash pursuant to
     options exercised at $0.25 per share               35,500        8,875                   -
     a units offering at $1.75 per share                50,000       87,500                   -
     a private placement at $2.25 per share              7,000       15,750                   -

  Stock issued for consulting services pursuant
     to a performance stock plan issued at a
     deemed value of $1.17 per share                   100,000      117,000                   -

  Stock issued for investor relations, marketing
     and advertising services pursuant to a
     performance stock plan issued at a deemed
     value of $2.00 per share                           60,000      120,000                   -

  Release of shares from redeemable status             263,667      197,750                   -

Net loss for the period                                      -            -            (745,770)
                                                    ----------   ----------         -----------
Balance - October 31, 1997                           8,733,500    2,194,954          (2,354,199)

  Stock issued for cash pursuant to a
     units offering at $1.75 per share                 278,600      487,550                   -

  Stock issued for cash pursuant to options
     exercised at $0.25 per share                       12,500        3,125                   -
                                                    ----------   ----------         -----------

Balance - December 12, 1997                          9,024,600    2,685,634          (2,354,199)
                                                    ==========   ==========         ===========


                    (The accompanying notes are an integral
                       part of the financial statements)

      IAS Communications, Inc.
      (A Development Stage Company)
      Notes to the Consolidated Financial Statements
      (Unaudited)



      1.   Development Stage Company

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


      2.   Joint Venture Agreement

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

           IAS has funded TEAM $250,000 as required in the JVA.


      3.   Common Stock

           (a)  Stock option activity

           April 30,      Price    Exercised     October 31,        Expiry
             1997           $          #            1997             Date
              #                                       #
            173,000        0.25      35,500       137,500      December 29, 1999
             37,500        0.25           -        37,500      February 4, 2000
              3,000        1.25           -         3,000      March 4, 2001
             25,000        1.50           -        25,000      August 21, 2001
            530,000        2.25           -       530,000      December 19, 2001
            -------                  ------       -------
            768,500                  35,500       733,000
            =======                  ======       =======

           (b)  Units offering

                A total of $575,000 was received pursuant to a units offering of 328,600 units at $1.75 per unit. Each unit contained one share and one warrant to acquire one additional share at $1.75 in year one and $2.25 in year two.

      4.   Commitments and Contingent Liabilities

           (a)  Contractual Commitments

                (i) The Company entered into an agreement on October 21, 1997 with WVURC to fund ongoing research and development of The Technology in the amount of $339,358. The budget ending date is October 20, 1998.

                (ii)  See Note 5 for ongoing compensation commitments.

                (iii) See Note 3 for commitments to issue shares upon the
                      exercise of stock options and warrants.

           (b)  Contingent liability - Development Stage Company (See Note 1).


      5.   Compensation Agreements

           (a) Pursuant to a performance stock agreement dated March 5, 1997 and executed May 5, 1997 the Company is committed to issue up to 500,000 shares to the control person of Emergent Technologies Corporation. A total of 100,000 shares were issued on May 5, 1997 at a deemed value of $1.17 per share for compensation of $117,000. The amount of $117,000 was accrued as at April 30, 1997 and charged to research and development consulting expense. The remaining 400,000 shares shall be earned as to 100,000 shares for every 1,000,000 antennas sold up to a maximum of 400,000 shares.

           (b) During the period the Company issued 60,000 shares for investor relations and market awareness services pursuant to a performance stock plan. The deemed value assigned to the shares was $2.00 per share.

           (c) The Company is committed to pay compensation of $30,000 to each of Access Information Systems and Dr. Smith for fiscal 1998.

      Item 2.  Management Discussion and Analysis of Financial Condition and
      ----------------------------------------------------------------------
      Results of Operations
      ---------------------

      May 1, 1997 - December 12, 1997
      -------------------------------

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

      During fiscal 1997, the Company entered into a joint venture agreement, herein "JVA", with Emergent Technologies, Corp., herein "ETC" dated March 4, 1997. The JVA required a limited company to be incorporated, The Eclipse Antenna Manufacturing Corporation, herein "TEAM", whereby the Company will own 50% of the issued and outstanding common shares and ETC will own the remaining 50%. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The control person of ETC will be the operator. TEAM was organized on June 4, 1997 under the laws of the State of West Virginia. The Company retains the worldwide commercial sublicense rights to the CTHA.

      The purpose of the joint venture is to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS will buy products from TEAM at cost to manufacture plus 30% for all commercial applications and ETC will buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the worldwide sublicense from Integral Concepts, Inc. for all military applications on January 2, 1997.

      On June 12, 1997, the Company and ETC announced that TEAM had received its first order from a company that is a leader in the automatic meter reading industry.

      Currently, the Company is conducting negotiations with four other potential customers; the new range and manufacturing capability are expected to hasten the completion of these contracts. Each of these customers represents a different application for the CTHA, thus providing an increasing number of CTHA applications and increasing customer base.

      The Company and TEAM are negotiating and working with several other large corporations in the Wireless Communications Business to complete additional orders for the CTHA.

      On July 29, 1997, the Company announced that the second US patent had been granted on the CTHA. This patent broadens the protection we already have for the CTHA by encompassing several different geometries not specifically covered by the first patent of August 15, 1995.

      The CTHA is an antenna that is shaped like a donut and is 1/60 the size of a standard monopole antenna. It can be placed on the ground, the deck of a boat, or embedded into a cellular phone, pager, or meter reading devices. It is a low-profile, lightweight antenna, the size of a postage stamp and can be mass produced inexpensively for numerous wireless applications giving it an impressive advantage over the conventional monopole and dipole antennas.

      The Company is currently building and testing the CTHA for several applications including wireless automobile applications and meter reading applications. The computer program developed by the West Virginia University originally used to model the CTHA has been successfully modified, which enables the computer model design to be shortened from weeks/months to days.

      Current interests from several potential customers of the CTHA indicate that IAS Communications should be prepared to produce large quantities of antennas for multiple applications over the next two years.

      Results of operations for the six months ended October 31, 1997 compared
      ------------------------------------------------------------------------
      to the six months ended October 31, 1996
      ----------------------------------------

      There were no revenues from licensing the CTHA during the two periods.

      The net loss in 1997 increased by $217,000 to $746,000 compared to $529,000 in 1996. Administrative expenses increased by $132,000 to $319,000 compared to $187,000 in 1996. The major reason for the increase was $60,000 worth of shares issued for investor relations, marketing and advertising during September and October, 1997. Research and development activity increased by $250,000, net of research income received. This increase was due to $494,000 spent by the Company's 50% owned TEAM which has conducted tests for several applications of the CTHA including the building of prototypes.

      Liquidity
      ---------

      During the six months ended October 31, 1997, the Company financed its operations, in part, from proceeds from a private placement and a units offering. The Company raised $15,750 and issued 7,000 Class "A" common shares at $2.25 per share pursuant to a private placement. The Company raised $575,050 and issued 328,600 shares at $1.75 per share pursuant to a units offering. The Company also received $8,875 pursuant to options exercised and issued 35,500 Class "A" common shares at $.25. The Company has also raised $40,000 pursuant to a convertible debenture and has received $11,697 pursuant to related company loans.

      The Company funded TEAM $250,000 during the period. The $550,000 was spent on research and development, as to $544,324, and on administration, as to $1,889. A total of $3,787 in cash remains at October 31, 1997.

      The Company's financial resources, including an opening cash balance as at April 30, 1997 of $135,039, totalled $1,036,411. Cash used, as a result of the net loss for the year, totalled $861,411, after adjustments to reconcile net loss to cash and the Company spent $10,646 on computer equipment and patent protection costs and $35,730 to prepay expenses and pay down accounts payable.

      The Company is committed to spending $339,358 to complete the funding of the research and development program in conjunction with CIRA.

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


      Dated: December 12, 1997   IAS COMMUNICATIONS, INC.

                                 By:  /s/ John G. Robertson
                                      ------------------------------------------
                                      John G. Robertson, President
                                      (Principal Executive Officer)


                                 By:  /s/ Jennifer Lorette
                                      -----------------------------------------
                                      Jennifer Lorette, Chief Financial Officer
                                      (Principal Financial Officer)