Form 10QSB
period 1998-01-31
IAS COMMUNICATIONS INC
filed 1998-03-17
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

Commission File No. 0-21255
                    --------

                           IAS COMMUNICATIONS, INC.
                 ----------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 6, 1998 - 9,248,100 shares of common stock, no par value.

                                                               INDEX
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                Page
PART I - Financial Information

Item 1.  Financial statements............................................................................................          2
-------  --------------------

Consolidated Balance Sheets as of January 31, 1998 and 1997 (unaudited)..................................................          3


Consolidated Statements of Operations for the nine months ended January 31, 1998 and 1997 (unaudited)....................          4


Consolidated Statements of Cash Flows for the nine months ended January 31, 1998 and 1997 (unaudited)....................          5


Consolidated Statement of Stockholders' Equity from April 30, 1997 to January 31, 1998 (unaudited).......................          6


Notes to the Consolidated Financial Statements (unaudited)...............................................................    7 and 8


Item 2.  Management Discussion and Analysis of Financial Conditions
-------  ----------------------------------------------------------
         and Results of Operations.......................................................................................   9 and 10
         -------------------------

PART II - Other Information..............................................................................................         11


Signatures...............................................................................................................         12

PART I         Financial Information

Item 1.        Financial statements (Unaudited)
-------        --------------------------------

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
January 31, 1998 and 1997
(Unaudited)

                                                                                            1998           1997
                                                                                             $              $
                         Assets
Current Assets
 Cash                                                                                       6,637        274,921
 Prepaid expenses                                                                           1,341          6,950
                                                                                       ----------     ----------
                                                                                            7,978        281,871
Retainer for patent registrations                                                          76,920              -
Capital Assets                                                                             43,095         46,827
Licence and Patents                                                                       309,789        286,913
                                                                                       ----------     ----------
                                                                                          437,782        615,611
                                                                                       ==========     ==========
                      Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                                                         217,251         70,022
 Accrued liabilities                                                                       19,345              -
 Due to related companies                                                                  16,762              -
                                                                                       ----------     ----------
                                                                                          253,358         70,022
Convertible Debenture                                                                      40,000              -
                                                                                       ----------     ----------
Total Liabilities                                                                         293,358         70,022
                                                                                       ----------     ----------
Redeemable Class "A" Shares                                                                     -        197,750
                                                                                       ----------     ----------
Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity

Common Stock (Note 3)

  Class "A" voting
  -  100,000,000 shares authorized without par value;
     9,120,600 shares and 8,408,000 shares issued
     and outstanding respectively                                                       2,819,634      1,565,834
  -  paid for but unissued - 20,000 shares (1996: 25,000 shares)                           35,000         56,250

  Class "B" non-voting
  -  100,000,000 shares authorized without par value; none issued                               -              -
                                                                                       ----------     ----------
                                                                                        2,854,634      1,622,084

Preferred Stock
  -  50,000,000 shares authorized; none issued                                                  -              -
Deficit Accumulated During The Development Stage                                       (2,710,210)    (1,274,245)
                                                                                       ----------     ----------
                                                                                          144,424        347,839
                                                                                       ----------     ----------
                                                                                          437,782        615,611
                                                                                       ==========     ==========

                 (The accompanying notes are an integral part
                  of these consolidated financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the nine months ended January 31, 1998 and 1997
(Unaudited)

                                                                                       May 1, 1997    May 1, 1996
                                                                                           to             to
                                                                                       January 31,     January 31,
                                                                                          1998            1997
                                                                                            $               $
Revenue                                                                                         -              -
                                                                                       ----------     ----------
Administration Expenses
 Bank charges                                                                                 675            601
 Depreciation                                                                                 772              -
 Foreign exchange                                                                           1,177              -
 Interest on convertible debentures                                                         1,845              -
 Investor relations - advertising                                                         116,499              -
 Investor relations - consulting                                                          105,256         99,289
 Management fees                                                                           45,000         50,000
 Office, postage and courier                                                               44,763         13,089
 Professional fees                                                                         35,785         78,028
 Rent and secretarial                                                                      30,412         14,000
 Telephone                                                                                 19,552         28,800
 Transfer agent and regulatory                                                             11,982          3,515
 Travel and promotion                                                                       6,769         27,985
 Less interest                                                                             (1,216)        (3,475)
                                                                                       ----------     ----------
                                                                                          419,271        311,832
                                                                                       ----------     ----------
Research and Development Expenses
 Consulting                                                                                26,000         20,552
 Depreciation                                                                              18,501          2,603
 Market awareness and development                                                          60,000              -
 Prototype construction and testing                                                       933,009        372,345
 Royalty                                                                                    3,000          3,000
 Less: government assistance                                                              (50,000)             -
                                                                                       ----------     ----------
                                                                                          990,510        398,500
                                                                                       ----------     ----------
Net loss before minority interest adjustment                                            1,409,781        710,332
Minority interest adjustment                                                             (308,000)             -
                                                                                       ----------     ----------
Net Loss                                                                                1,101,781        710,332
                                                                                       ==========     ==========
Net Loss Per Share                                                                            .13            .09
                                                                                       ==========     ==========

Weighted Average Shares Outstanding                                                     8,722,000      7,981,400
                                                                                       ==========     ==========

                 (The accompanying notes are an integral part of these consolidated financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended January 31, 1998 and 1997
(Unaudited)

                                                                            May 1, 1997         May 1, 1996
                                                                                to                   to
                                                                          January 31, 1998    January 31, 1997
                                                                                  $                   $
Cash Flows to Operating Activities
 Net loss                                                                  (1,101,781)         (710,332)
 Adjustment to reconcile net loss to cash
  Minority interest adjustment                                               (308,000)                -
  Depreciation                                                                 19,273             2,603
  Common stock issued for services                                            120,000                 -
 Change in non-cash working capital items
  Decrease (increase) in prepaid expenses                                      10,609             2,808
  Increase (decrease) in accounts payable and accrued liabilities             112,736            42,908
                                                                           ----------          --------
Net Cash Used in Operating Activities                                      (1,147,163)         (662,013)
                                                                           ----------          --------

Cash Flows to Investing Activities
 Increase in capital assets                                                    (5,686)          (49,430)
 Increase in patent protection costs                                          (35,195)          (21,424)
 Retainer for patent registrations                                            (76,920)                -
                                                                           ----------          --------
Net Cash Used in Investing Activities                                        (117,801)          (70,854)
                                                                           ----------          --------
Cash Flows from Financing Activities
 Contribution by minority shareholder of TEAM                                 308,000                 -
 Increase in convertible debenture                                             40,000                 -
 Increase in common stock                                                     736,800           822,750
 Increase (decrease) in subscriptions                                          35,000                 -
 Increase in due to related companies                                          16,762                 -
                                                                           ----------          --------
Net Cash Provided by Financing Activities                                   1,136,562           822,750
                                                                           ----------          --------
Increase (Decrease) in Cash During the Period                                (128,402)           89,883
Cash - Beginning of Period                                                    135,039           185,038
                                                                           ----------          --------
Cash - End of Period                                                            6,637           274,921
                                                                           ==========          ========
Non-Cash Financing Activities
 60,000 shares were issued for investor relations,
  marketing and advertising services pursuant
  to a performance stock plan at a deemed value
  of $2.00 per share                                                          120,000                 -
 100,000 shares were issued for consulting services
  rendered in fiscal 1997 pursuant to a performance
  stock plan at a deemed value of $1.17 per share                             117,000                 -
 25,000 shares were issued at $0.333 per share to
  settle debt of $8,333                                                             -             8,333
                                                                           ----------          --------
                                                                              237,000             8,333
                                                                           ==========          ========

                   (The accompanying notes are integral part
                  of these consolidated financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
From April 30, 1997 to January 31, 1998
(Unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                      Common Stock Class "A"            During the
                                                        Shares       Amount         Development Stage
                                                          #            $                    $

Balance - April 30, 1997                               8,217,333      1,648,084      (1,608,429)
  Stock issued for cash pursuant to
     options exercised at $0.25 per share                 70,000         17,500               -
     options exercised at $1.50 per share                  4,000          6,000
     a units offering at $1.75 per share                 398,600        697,550               -
     a private placement at $2.25 per share                7,000         15,750               -
  Stock issued for consulting services pursuant
     to a performance stock plan issued at a
     deemed value of $1.17 per share                     100,000        117,000               -
  Stock issued for investor relations, marketing
     and advertising services pursuant to a
     performance stock plan issued at a deemed
     value of $2.00 per share                             60,000        120,000               -
  Release of shares from redeemable status               263,667        197,750               -
Net loss for the period                                        -              -      (1,101,781)
                                                       ---------      ---------      ----------
Balance - January 31, 1998                             9,120,600      2,819,634      (2,710,210)
                                                       =========      =========      ==========

                   (The accompanying notes are integral part
                  of these consolidated financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the nine months ended January 31, 1998 and 1997
(Unaudited)



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

     Each of ETC and IAS has funded TEAM $308,000 which has been spent entirely on research and prototype development.


3.   Common Stock

     (a)  Stock option activity

          April 30,          Price     Exercised      January 31,         Expiry
            1997               $           #             1998              Date
              #                                            #
           173,000            0.25      70,000         103,000       December 29, 1999
            37,500            0.25           -          37,500       February 4, 2000
             3,000            1.25           -           3,000       March 4, 2001
            25,000            1.50       4,000          21,000       August 21, 2001
           530,000            2.25           -         530,000       December 19, 2001
           -------                      ------         -------
           768,500                      74,000         694,500
          ========                      ======         =======

     (b)  Units offering

          A total of $898,800 has been received to March 6, 1998 pursuant to a units offering of 513,600 units at $1.75 per unit. Each unit contains one share and one warrant to acquire one additional share at $1.75 per share in year one and $2.25 per share in year two. The unit offering has been increased from 500,000 units to 800,000 units and the date of closing has been extended to July 1, 1998.


4.   Commitments and Contingent Liabilities

     (a)  Contractual Commitments

          (i) The Company entered into an agreement on October 21, 1997 with WVURC to fund ongoing research and development of The Technology in the amount of $339,358. The budget ending date is October 20, 1998. A total of $179,578 of this budget has been spent to January 31, 1998.

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

     (c) The Company is committed to pay compensation of $30,000 to each of Access Information Systems and Dr. Smith for fiscal 1998.

Item 2.   Management Discussion and Analysis of Financial Condition and Results
-------   ---------------------------------------------------------------------
          of Operations
          -------------

May 1, 1997 - March 6, 1998
---------------------------

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

Current interests from several potential customers of the CTHA indicate that the Company should be prepared to produce large quantities of antennas for multiple applications over the next two years.

The Company has entered into a joint venture agreement with Emergent Technologies, Corp., herein "ETC" whereby a limited company was incorporated, The Eclipse Antenna Manufacturing Corporation, herein "TEAM". The Company owns 50% of the issued and outstanding common shares and ETC owns the remaining 50%. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The control person of ETC is the operator. The Company retains the worldwide commercial sublicense rights to the CTHA.

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

On January 22, 1998, the Company announced that Circuit Systems, Inc. has agreed to commence production on the CTHA. Circuit Systems is located in Elk Grove Village, Illinois and is an underwriters laboratory recognized manufacturer of single-sided, double-sided and multi-layer printed circuit boards. Circuit Systems is reputed for producing high volume quality printed circuit boards and special orders with short lead time. Several new CTHA's are currently being built and tested for various potential customers by TEAM, including meter reading, wireless automotive keyless devices, cellular communications, global positioning, satellites, low earth orbiting satellites, personal communication systems, local area networks, wide area networks and personal digital assistants.

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

Results of operations for the nine months ended January 31, 1998 compared to the
--------------------------------------------------------------------------------
nine months ended January 31, 1997
----------------------------------

There were no revenues from licensing the CTHA during the two periods.

The net loss in 1998 increased by $392,000 to $1,102,000 compared to $710,000 in 1997. Administrative expenses increased by $108,000 to $419,000 compared to $312,000 in 1997. The major reason for the increase was $60,000 worth of shares issued for investor relations, marketing and advertising during September and October, 1997. Research and development activity increased by $642,000, net of research income received. This increase was due to $616,000 spent by the Company's 50% owned TEAM which has conducted tests for several applications of the CTHA including the building of prototypes.

Liquidity
---------

During the nine months ended January 31, 1998, the Company financed its operations, in part, from proceeds from a private placement and a units offering. The Company raised $15,750 and issued 7,000 shares at $2.25 per share pursuant to a private placement. The Company raised $697,550 and issued 398,600 shares at $1.75 per share pursuant to a units offering. The Company also received $523,500 pursuant to options exercised and issued 74,000 shares. The Company has also raised $40,000 pursuant to a convertible debenture and has received $17,000 pursuant to related company loans.

The Company and ETC each funded TEAM $308,000 during the period which was spent on research and prototype development.

The Company's financial resources, including an opening cash balance as at April 30, 1997 of $135,000, totalled $1,322,000. Cash used, as a result of the net loss for the year, totalled $1,197,000, after adjustments to reconcile net loss to cash and the Company spent $118,000 on computer equipment and patent protection costs.

The Company is committed to spending $160,000 by October 20, 1998 to complete the funding of the research and development program in conjunction with CIRA.

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


Dated: March 6, 1998              IAS COMMUNICATIONS, INC.


                                  By:  /s/ John G. Robertson
                                       ---------------------------------
                                       John G. Robertson, President
                                       (Principal Executive Officer)

                                  By:  /s/ Jennifer Lorette
                                       ---------------------------------
                                       Jennifer Lorette, Chief Financial
                                       Officer (Principal Financial Officer)