Form 10KSB
period 1998-04-30
IAS COMMUNICATIONS INC
filed 1998-07-29
CIK 945641

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _______________________________

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           THE SECURITIES ACT OF 1934

                    For the Fiscal Year Ended April 30, 1998

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

     The Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1998, computed by reference to the price at which the stock was sold on that date: $10,134,450.

     The number of shares outstanding of the registrant's Class A voting Common Stock, no par value, as of June 30, 1998 was 9,486,350.

     Documents incorporated by reference:  None.
_______________________________________________________________________________

                            IAS COMMUNICATIONS, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I                                                                                          Page
                                                                                                ----
Item 1.   Description of Business............................................................      3

Item 2.   Property...........................................................................      7

Item 3.   Legal Proceedings..................................................................      7

Item 4.   Submission of Matters to a Vote of Security Holders................................      7

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...........................      8

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................................      9

Item 7.   Financial Statements...............................................................     10

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...........................................................     26

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act..................................................     27

Item 10.  Executive Compensation.............................................................     29

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....................     31

Item 12.  Certain Relationships and Related Transaction......................................     32

Item 13.  Exhibits and Reports on Form 8-K...................................................     33

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS
-------        -----------------------

(a)  BUSINESS DEVELOPMENT

IAS Communications, Inc. (the "Company") is a development stage company incorporated in the state of Oregon in 1994. Its principal business operations are conducted in West Virginia and Illinois. The Company is engaged in the commercialization of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, (the "CTHA"), for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna. Emergent Technologies Corporation ("ETC") has the sublicense for military and governmental applications for the CTHA technology.

Dr. James E. Smith, the Chairman of the Board of Directors of the Company ("Dr. Smith"), is a tenured professor at West Virginia University ("WVU") and has directed the research and development of CTHA utilizing WVU's facilities and funding. Under Dr. Smith's employment agreement with WVU, the patentable ideas for the CTHA were assigned to West Virginia University Research Corporation ("WVURC") and became its property on April 12, 1994. An exclusive worldwide license was granted by WVURC to Integral Concepts, Inc. ("ICI"), a corporation owned and controlled by Dr. Smith, to: (1) manufacture the CTHA and, (2) sublicense others to manufacture, market, sell copies of, license and distribute the CTHA (the "ICI License").

ICI entered into an option agreement with SMR Investment Ltd., ("SMR") a corporation owned by Sue Robertson, the wife of John Robertson, the Company's President, Chief Executive Officer and a member of the Board of Directors ("Robertson"), dated November 18, 1994, and amended December 16, 1994 (the "Option Agreement"). The Option Agreement provided that ICI would issue a sublicense to SMR for the CTHA subject to the payment of $250,000; a 3% royalty from gross sales; and shares in a subsequent public entity. The Company was organized by SMR and Robertson as a result. ICI retained all military and governmental applications and resulting procurement interests. The contract period relating to the three percent royalty to be paid to ICI commences when sales are made by the Company and continues during the life of the Option Agreement. The term of the Option Agreement is perpetual as is the ICI License.

On December 13, 1994, SMR assigned the rights to the Option Agreement to the Company in consideration for $50,000 advanced by Access Information Services, Inc. (the "Option Assignment"). Access Information Services, Inc. is a corporation owned and controlled by Robertson.

On December 14, 1994, the Company issued 3,000,000 shares to Dr. Smith and 3,000,000 shares to Access Information Services Ltd. pursuant to the Option Assignment. The value assigned to the 3,000,000 shares issued to Dr. Smith was a total of $0.50 and the value assigned to the 3,000,000 shares issued to Access Information Systems, Inc. was $0.50. These valuations of the 3,000,000 shares issued to Dr. Smith and Access Information Systems, Inc. were arbitrarily determined by the Company's Board of Directors. The $250,000 paid to ICI was a one-time payment.

On July 10, 1995, ICI granted an exclusive worldwide sublicense to the Company to: (1) manufacture, sell copies of, sublicense and distribute the process and equipment related to the design, construction and operation of the CTHA; and,
(2) to sublicense others to manufacture, sell copies of, license and distribute the same, excluding all military and governmental applications and resulting procurement interests (the "Sublicense"). The Sublicense was the culmination of the agreements between ICI and SMR, and SMR and the Company. On December 27, 1995, SMR assigned all of its rights and duties in the CTHA technology to the Company pursuant to the Option Assignment. The term of the Sublicense, subject to compliance of the terms thereof, is perpetual and requires the payment of a minimum annual royalty of $3,000. Further, the Company will pay a royalty of l0% of the net revenues derived from sales, leases or sublicenses of the CTHA technology less a credit for the minimum royalty. In addition, the

Company shall pay a royalty of 3% of the gross revenues derived from the sales, leases or sublicenses of the CTHA technology.

The Sublicense was amended effective March 4, 1997, to (i) reduce the amount of the royalty payable by the Company by 50% over the next 3 years, (ii) clarify that the Company's rights pertain to commercial applications, excluding military and governmental applications, and (iii) enlarge the definition of Technology to include all future enhancements to the CTHA technology developed by ICI, ETC, or the Company.

The Company entered into a joint venture agreement with ETC on March 4, 1997, to fund and develop a research and development laboratory through a new corporation, The Eclipse Antenna Manufacturing Corporation, a West Virginia corporation, ("TEAM"). The purpose of the joint venture is to cooperate in the research and development of certain applications for the CTHA. The Company and ETC each own 50% of the issued and outstanding common shares of TEAM. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The Company and ETC granted to TEAM certain rights to sell and manufacture the antennas. All sales of antennas by TEAM will be for the credit of either the Company or ETC, according to the end-user. However, the Company and ETC retained the rights to sublicense certain rights, including development and manufacturing rights to relating to the Technology. The Company and ETC intend to focus on research and development of the CTHA and arrange for other manufacturers to fill initial orders.

Circuit Systems, Inc. ("Circuit Systems") has agreed to consult with the Company on manufacturing matters and to manufacture all orders for the Company. Circuit Systems is located in Elk Grove Village, Illinois and is an underwriters laboratory recognized manufacturer of single-sided, double-sided and multi-layer printed circuit boards. Circuit Systems is reputed for producing high volume quality printed circuit boards and special orders with short lead times.

(b)  BUSINESS OF THE COMPANY

THE PRODUCT

The CTHA is a low profile, lightweight, resonant antenna the size of a postage stamp that is shaped like a donut and is 1/60 the size of a standard monopole antenna. It has a toroidal (donut-shaped) geometry about which has been wrapped helical windings (coils). The windings occur in pairs which are wrapped with opposite pitch to each other (i.e. left handed windings versus right handed windings) and are referred to as contra-windings. The small size of the CTHA results from both the effect of taking long wires and wrapping them onto a small geometry and the winding interactions which serve to slow the propagation of the electrical current within the antenna thus behaving as a larger, lower frequency antenna.

It can be placed on the ground, the deck of a boat, or embedded into a variety of items like a cellular phone, pager, or meter reading devices. It can be mass produced inexpensively for numerous wireless applications giving it an impressive advantage over conventional monopole and dipole antennas.

The whole unit is ground plane independent. Traditional antennas are dependent on the conductive plane found at the surface of the earth to achieve geographic coverage. For that reason the higher above the surrounding terrain that an antenna is installed, the greater its range of coverage. The CTHA appears from anecdotal data and observed practical experiments to achieve its range of coverage without reference to or being dependent on the conductive ground plane. The result of "ground plane independence" it that the CTHA does not need to be mounted on a tall tower or at the top of a mountain. The CTHA' s coverage apparently can be achieved with a ground level installation. The elimination of such towers is a major cost advantage and reduces interference in the visual environment as well as in the physical environment. Signals are fed to the antenna through up to four networks which attach to the structure at evenly-spaced locations. Resulting electromagnetic fields act as if they are solely produced by a ring of pure magnetic currents; in other words, the contributions due to electric currents are canceled. This planar ring of magnetic current is electromagnetically equivalent to a linear electric current.

Compared to traditional dipole and monopole antennas, the CTHA is much shorter in height, yet its toroidal magnetic field is equivalent to the linear electric field produced by other taller antennas. This makes CTHAs particularly excellent candidates for low frequency broadcast transmission that otherwise require prohibitively tall monopole structures above the earth ground plane. For higher frequency applications, for example, the Company believes that the CTHA could replace a car antenna with a structure that could be made part of the rear view mirror or similarly sized object. Resonant operations of the CTHA provides improved efficiency.

The Company believes that the CTHA has outperformed monopole antennas by over 300% in distances achieved in some cases. The basis for this statement is the United States Department of Defense as reported by Jack Parsons of ETC. While the Company's license for the CTHA does not include military applications, the Company believes that the results from the Department of Defense testing will support the non-military application and use of the CTHA. In addition, the CTHA is half the diameter of the ground plane structure necessary for quarterwave monopole antennas. According to Mr. Parsons, the United States Department of Defense tested the CTHA at distances of over 37 miles, which is much farther than the typical 10 mile distances for monopole antennas over a period of several weeks.

ADVANTAGES/DISADVANTAGES

The principle advantages of this antenna are: (1) low physical profile; (2) resonant operation providing improved efficiency; and, (3) low susceptibility to electrostatic disturbances. The CTHA is well suited to long distance communication applications which require vertical polarization for improved efficiency. The low physical profile is conducive to flush mounted applications for reducing aerodynamic drag on vehicles. For low frequency fixed applications, the significantly shorter structures can be made lighter, more economical, more aesthetic, and less hazardous to aircraft than the tall antenna structures that are presently used. The CTHA can be constructed on rectangular or polygonal frames which can be folded and stored for portable applications.

APPLICATIONS

There are many applications which can exploit the advantages of the CTHA. The small size and especially low profile make it well suited to both commercial and military applications that would benefit from an inconspicuous antenna package. These would include both land, air and sea vehicles. The low profile and magnetic principle of operation enable the antenna to be concealed in the fuselage of the body of an airplane, car, truck, train or boat so as to reduce drag. The CTHA can also be applied in commercial applications, including AM, FM and TV broadcasting and reception, and cellular phone communications.

Vice President for Research for the Company, Larry Hawkes, demonstrated the ham radio version of the CTHA at the Dayton, Ohio Hamvention on May 15-17, 1998. This convention is the largest hamfest in the world, with 60-90 thousand attendees annually. The CTHA display generated much interest and was well attended by the visitors. In the demo, a 3-foot diameter CTHA was placed on the hood of a GMC Suburban, where it was able to send and receive signals. When the CTHA was placed under the truck, it still worked, which impressed audiences and drew inquiries from CEOs and presidents of antenna and electronic companies.
The demo CTHAs were tuned to 7.2 MHz and 14.213 MHz, thereby replacing dipoles 65- and 33-feet long, respectively. Audience members participated in all of the tests and were also shown high frequency circuit board versions of the CTHA. This demonstration successfully introduced the CTHA to users in the ham frequency range.

LICENSING

The Company intends to license the technology to manufacture the CTHAs to third parties. The licenses will be limited to specific applications on an exclusive or nonexclusive basis, depending upon the terms of the license.

SALES AND MARKETING

The Company intends to market the CTHA through licensing with third party users and in some cases the manufacture and sale of the antenna using third party manufacturers.

COMPETITION

The market for antennas is highly competitive. There are numerous manufacturers of antennas in the United States with substantially greater financial, technical, marketing and other resources than the Company. To the Company's knowledge, no competitors are currently manufacturing any product which is substantial similar to the CTHA and patent research does not reveal any competing technology. The Company has not determined if it will compete with satellite dishes.

RAW MATERIALS

All materials necessary to make the antenna are readily available in the marketplace from a variety of suppliers.

DEPENDENCE ON MAJOR CUSTOMERS

Since the Company is just beginning to receive orders, it will be dependent on a few major customers for the near future. On February 27, 1997, the Company announced an initial order to buy antennas. The Company and ETC announced on April 21, 1997, that TEAM had received an order to include its antenna in a wrist watch. On June 12, 1997, the Company and ETC announced that TEAM had received its first order from a company in the automatic meter reading industry.

On June 11, 1998, the Company signed a license agreement for the CTHA antenna with ARINC, Incorporated, an ORBCOMM value added reseller. ARINC provides communications and systems integration engineering to business and industry. ARINC's Dominium product line uses the ORBCOMM low earth orbit (LEO) satellite communication system which provides global communications coverage especially useful in remote areas that are not serviced by conventional or cellular telephone or other terrestrial communications networks. The Dominium tracker unit is battery powered and equipped with the Global Positioning System. It can be programmed to automatically report its position and other information like temperature, engine speed or load capacity at any desired time interval or upon reaching a user-determined alarm value. Dominium also markets a data messaging line of products which integrates input/output devices for sending and receiving text messages. A subscriber installs the tracker unit on the asset to be tracked or monitored for a variety of applications including truck tractors, detached truck trailers, rail cars, ships and containers. Dominium currently provides service to national and regional trucking companies and to national railroads. Container shipping companies are currently evaluating the product for delivery in 1999.

PATENTS

WVURC received a patent for the CTHA in August 1995. Dr. Smith is a tenured professor at WVU and conducts his research and development regarding the CTHA at WVU's facilities. As a result, WVURC owns the patent rights to the CTHA which it licensed to ICI. The ICI License provides that ICI can grant sublicenses of the technology covered by the patent to third parties. On July 10, 1995, ICI issued the Sublicense to the Company which was amended in March 1997.

On July 29, 1997, the Company announced that the second US patent had been granted on the CTHA. This patent broadened the protection it already had for the CTHA by encompassing several different geometry's not specifically covered by the first patent.

NEED FOR GOVERNMENT APPROVAL

No government approval is necessary for the antenna other than meeting certain frequency guidelines.

EFFECT OF EXISTING OR PROPOSED GOVERNMENTAL REGULATIONS

The antenna must meet existing governmental guidelines for antennas. The Company believes that the antenna meets all governmental requirements.

RESEARCH AND DEVELOPMENT

The Company has spent $1,670,284 on research and development over the past two years. Research and development is being jointly funded with ETC through TEAM. Additional research and development of both a scientific and practical nature is required to complete the commercialization of the CTHA. The cost of some future research and development will be borne by customers for specific applications.

EMPLOYEES

In addition to its Officers, the Company currently employs three part-time employees. The Company anticipates adding employees as needed in the future.

ITEM 2.        PROPERTY
-------        --------

The Company's executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X2W8, and the telephone number is (604)278-5996. The Company leases, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from John Robertson. The monthly rent is $500.00. The Company shares space with TEAM in Morgantown, West Virginia.

ITEM 3.        LEGAL PROCEEDINGS
-------        -----------------

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors have been convicted of a felony or none have been convicted of any criminal offense, felony and misdemeanor relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff seeks money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company has notified WVU of this claim and will assist WVU in the defense. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998. Based upon the information available to the Company at this time, the Company believes that the Plaintiff's alleged claim of infringement is without legal or factual basis.

The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by the WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore, based on the ICI License and the Sublicense, the Company owns the world wide rights to the CTHA commercial applications. The Company intends to vigorously defend the Oregon Litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1998.

                                    PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------        --------------------------------------------------------

The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "IASCA" where it has traded since April 16, 1996. The Company's Common Stock has traded at between $1.75 and $4.62 per share since April 16, 1996.

     The following table sets forth the high and low prices for the Company's Common Stock, as provided by OTC and reported on the Bulletin Board for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                          Bid Price          Asked Price
                                       High       Low      High       Low
                                       -----     -----     -----     -----
Quarter ended July 31, 1996            $2.38     $1.38     $2.75     $1.62
Quarter ended October 31, 1996         $4.37     $1.87     $4.62     $2.12
Quarter ended January 31, 1997         $3.00     $1.94     $3.25     $2.06
Quarter ended April 30, 1997           $3.06     $2.00     $3.12     $2.25
Quarter ended July  31, 1997           $2.43     $1.56     $2.75     $1.75
Quarter ended October 31, 1997         $3.75     $1.68     $4.00     $1.87
Quarter ended January 31, 1998         $3.00     $2.06     $3.18     $2.37
Quarter ended April 30, 1998           $2.71     $1.93     $2.81     $2.06


As of June 30, 1998, there were 9,486,350 shares of Common Stock outstanding, held by 156 shareholders of record.

DIVIDEND POLICY

To date the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

UNREGISTERED SECURITIES ISSUED OR SOLD WITHIN ONE YEAR.

     In July 1997, the Company sold, in a private placement, 99,000 shares of Class A Common Stock at a price of $2.25 per share to 15 accredited investors. These transactions were exempt from registration under the Act by reason of
Section 4(2) thereof and Rule 505 of Regulation D. Each certificate representing shares issued to the investors in this private placement bears a legend restricting transfer.

     In December 1997, the Company sold, in a private placement, $30,000 in aggregate principal amount of its 8 3/4% of Convertible Debentures due June 15, 1998. Each Debenture is convertible into Common Stock of the Company at any time at or prior to maturity at a conversion price of $2.50 per share up to June 15, 1998; at $3.00 from June 16, 1998 to June 15. 1999, and at $3.50 from June 16,
1999 to June 15, 2000. In the event the shares of Common Stock are trading below $4.00 per share any consecutive ten trading day period during the period May 15, 2000 to June 15, 2000, the conversion price on June 15, 2000 shall be 80% of the average closing bid price of Common Stock over said ten day trading period. to 4 accredited investors. These transactions were exempt from registration under the Act by reason of Section 4(2) thereof and Rule 506 of Regulation D. Each certificate representing debentures issued to the investors in this private placement bears a legend restricting transfer.

     In December 1997, the Company sold, in a private placement, 226,600 Units at a price of $1.75 per Units to 21 accredited investors. Each Unit consists of one share of Common Stock and one Warrant allowing the holder to purchase an additional share of Common Stock at $1.75 during the first year following the issue date, and $2.25 per share during the second year following the issue date. The purchasers of these Units were, in the opinion of management, fully informed with respect to the financial position, business and prospects of the Company. These transactions were exempt from registration under the Act by reason of
Section 4(2) thereof and Rule 506 of Regulation D. Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------        ---------------------------------------------------------------
               PLAN OF OPERATIONS
               ------------------

MANAGEMENT'S DISCUSSION

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

By News Release dated July 15, 1998, the Company announced that an agreement was completed to build and test the CTHA for receiver sites in the narrowband personal communications system network of MobileComm (MobileMedia Communications, Inc.). MobileComm has agreed to assist the Company in the completion of the design and the building of ten prototypes of the CTHA by September 11, 1998. Based on successful test results, the Company will make the CTHA available for purchase by MobileComm by October 30th, 1998. MobileComm is one of the largest providers of paging and personal communications services in the United States. MobileComm offers local, regional and nationwide coverage in all 50 states, reaching markets of over 95% of the U.S. population, and in the Caribbean.

On June 11, 1998, the Company announced the successful completion of a license agreement for the CTHA Antenna with ARINC, Incorporated, an ORBCOMM value added reseller. ARINC was founded in 1929 and is headquartered in Annapolis, Maryland. It provides communications and systems integration engineering to business and industry. ARINC's dominion product line uses the ORBCOMM low earth orbit satellite communication system, which provides global communications coverage especially useful in remote areas that are not serviced by conventional or cellular telephone or other terrestrial communications networks.

On May 19, 1998, the Company announced the successful testing of the CTHA by Larry Hawks for the ham version of the CTHA at the Dayton Hamvention, which demonstration served to introduce the CTHA to users in the ham frequency range.

On April 3, 1998, the Company announced that it had received a summons and complaint in a civil action filed in the U.S. District Court for the District of Oregon regarding alleged patent infringement by the Company for the CTHA. The Plaintiff seeks money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Plaintiff is also a Defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by West Virginia University ("WVU") claiming that the CTHA invention is owned by WVU. As a result of the pending civil action, the Company believes that the CTHA invention belongs to WVU and therefore, based on the license agreement between WVU and Integral Concepts and the Sublicense Agreement between Integral Concepts and the Company, the Company owns the worldwide rights to the CTHA commercial applications. The Company intends to vigorously defend the Oregon litigation.

On January 22, 1998, the Company announced that Circuit Systems, Inc. confirmed that it would commence production on the CTHA pursuant to the Company. Circuit Systems, Inc. is located in Elk Grove, Illinois and is an underwriters laboratory recognized manufacturer of single-sided, double-sided and multi-layer printed circuit boards.

RESULTS OF OPERATIONS FOR FISCAL 1998 COMPARED TO FISCAL 1997

There were no revenues from licensing the CTHA during the two years.

The net loss in 1998 increased by $489,000 to $1,633,000 compared to $1,044,000 in 1997. Administrative expenses increased by $156,000 to $582,000 compared to $426,000 in 1997. The major reason for the increase was $60,000 worth of shares issued to a financial consulting firm during 1998 and $75,000 paid to public relations firm for advertising the Company's stock. Research and development activity increased by $432,000 to $1,051,000 compared to $619,000 in 1997. TEAM entered into an eight month subcontract with Emergent Technologies Corporation to conduct combined research and development activities expiring December 31, 1997. The contract was extended on a month to month basis after December 31, 1997 and a total amount of $897,000 was paid to Emergent. Emergent contributed $364,000 towards the funding of these activities and the Company funded $533,000. The subcontract with the WVURC was increased from $247,000 during fiscal 1997 to $422,000 during fiscal 1998 to fund the ongoing research and development program with CIRA. The Company also received $25,000 as a non-recurring engineering fee from a third party to assist the Company in building prototypes for testing.

LIQUIDITY - FISCAL 1998

During the year ended April 30, 1998, the Company financed its operations, in part, from proceeds from two private placements. The Company raised $15,750 and issued 7,000 shares at $2.25 per share pursuant to a private placement. The Company raised $1,042,300 and issued 595,600 units at $1.75 per unit pursuant to a private placement units offering. The Company received $26,875 pursuant to options exercised and issued 87,500 shares. The Company received $40,000 pursuant to a convertible debenture.

The Company's financial resources, including an opening cash balance as at April 30, 1997 of $135,000, totalled $1,260,000. Cash used, as a result of the net loss for the year, totalled $1,138,421, after adjustments to reconcile net loss to cash. The Company spent $6,000 on computer equipment and $100,000 on patent protection costs. The Company has a cash position of $16,000 as at April 30, 1998.

The Company is committed to spending $110,000 by October 20, 1998 to complete the funding of the research and development program in conjunction with CIRA.

Subsequent to April 30, 1998 the Company has added additional funds through completion of the units offering which raised an additional $131,000 and through a non-recurring engineering fee of $67,000 received from a potential licensee. The Company also entered into an agreement with an investment banker to place up to $5,000,000 of units, each unit consisting of one $500,000, three year, 8% interest, convertible debenture and one warrant to purchase 25,000 shares. One unit was sold on July 22, 1998. The Company also has the potential to raise up to $1,173,550 upon the exercise of warrants.

ITEM 7.        FINANCIAL STATEMENTS
-------        --------------------

IAS Communications, Inc.

(A Development Stage Company)

Consolidated Financial Statements

April 30, 1998 and 1997

Independent Auditor's Report

Consolidated Balance Sheets as of April 30, 1998 and 1997

Consolidated Statements of Operations accumulated from December 13, 1994
  (Inception) to April 30, 1998 and the years ended April 30, 1998 and 1997

Consolidated Statements of Cash Flows accumulated from December 13, 1994
  (Inception) to April 30, 1998 and the years ended April 30, 1998 and 1997

Consolidated Statement of Stockholders' Equity accumulated from December 13,
  1994 (Inception) to April 30, 1998

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT
----------------------------


Board of Directors
IAS Communications, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of IAS Communications, Inc. (a Development Stage Company) as of April 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from December 13, 1994 (inception) to April 30, 1998 and the years ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 1998 and 1997, and the results of its operations and its cash flows for the period from December 13, 1994 (inception) to April 30, 1998, and the years ended April 30, 1998 and 1997, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

                                                 ELLIOTT, TULK, PRYCE, ANDERSON

                                                "Elliott, Tulk, Pryce, Anderson"

                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C., Canada
July 22, 1998

Consolidated Balance Sheets
April 30, 1998 and 1997

                                                                                        1998          1997
                                                                                          $            $
                                     Assets

Current Assets
       Cash                                                                              15,882       135,039
       Prepaid expenses                                                                  14,925        11,950
                                                                                      ---------     ---------
                                                                                         30,807       146,989
Capital Assets (Note 3)                                                                  40,437        45,381
Licence and Patent Protection Costs (Note 4)                                            368,836       285,895
                                                                                      ---------     ---------
                                                                                        440,080       478,265
                                                                                      =========     =========

                      Liabilities and Stockholders' Equity

Current Liabilities

       Accounts payable                                                                 370,512       113,860
       Accrued liabilities                                                               80,160       127,000
                                                                                      ---------     ---------
                                                                                        450,672       240,860
      Convertible Debenture (Note 6)                                                     40,000             -
                                                                                      ---------     ---------
                                                                                        490,672       240,860
                                                                                      ---------     ---------

      Redeemable Class "A" Shares (Note 7)                                                    -       197,750
                                                                                      ---------     ---------

Commitments and Contingencies (Notes 9 and 10)

Stockholders' Equity (Deficit)

Common Stock (Note 7)
 Class "A" voting        - 100,000,000 shares authorized
                           without par value; 9,320,350
                           and 8,481,000 shares issued
                           and outstanding respectively                               3,155,884     1,648,084
                         - paid for but unissued - 20,000 shares                         35,000             -
 Class "B" non-voting    - 100,000,000 shares authorized without
                           par value; none issued                                             -             -
                                                                                      ---------     ---------
                                                                                      3,190,884     1,648,084
Preferred Stock            50,000,000 shares authorized; none issued                          -             -

Deficit Accumulated During The Development Stage                                     (3,241,476)    (1,608,429)
                                                                                      ---------      ---------
                                                                                        (50,592)        39,655
                                                                                      ---------      ---------
                                                                                        440,080        478,265
                                                                                      =========      =========

Consolidated Statements of Operations
Accumulated from December 13, 1994 (Inception) to April 30, 1998 and the years ended
April 30, 1998 and 1997

                                                                     Accumulated       1998          1997
                                                                        $             $             $
Revenue                                                                      -             -             -
                                                                     ---------     ---------     ---------

Administration Expenses
       Bank charges                                                      2,124           929           819
       Business plan                                                    45,219        26,619        18,600
       Depreciation                                                      1,154         1,030           124
       Interest on convertible debentures                                2,720         2,720             -
       Investor relations - advertising                                224,138       152,188        71,950
       Investor relations - consulting                                 206,829       119,773        70,560
       Management fees                                                 207,500        60,000        65,000
       Office, postage and courier                                      80,445        53,093        15,288
       Professional fees                                               332,217        63,267       100,604
       Rent and secretarial                                             82,223        38,223        18,500
       Telephone                                                        75,802        29,082        35,587
       Transfer agent and regulatory                                    28,132        16,787         6,647
       Travel and promotion                                             58,379        19,609        27,147
       Less interest income                                            (13,447)       (1,622)       (5,245)
                                                                     ---------     ---------     ---------
                                                                     1,333,435       581,698       425,581
                                                                     ---------     ---------     ---------

Research and Development Expenses
       Royalty                                                           9,000         3,000         3,000
       Consulting                                                      202,419        32,000       152,752
       Depreciation and amortization                                    36,220        26,634         9,586
       Market awareness and development                                 60,000        60,000             -
                       Subcontract - West Virginia University
                  Research Corporation                                 826,243       421,691       247,462
       Subcontract - Emergent Technologies Corporation               1,162,877       896,742       206,135
       Less contributions by a non-controlling shareholder            (363,718)     (363,718)            -
       Less engineering contribution by a third party                  (25,000)      (25,000)            -
                                                                     ---------     ---------     ---------
                                                                     1,908,041     1,051,349       618,935
                                                                     ---------     ---------     ---------
Net Loss                                                             3,241,476     1,633,047     1,044,516
                                                                     =========     =========     =========
Net Loss Per Share                                                                      (.18)         (.13)
                                                                                   =========     =========
Weighted Average Shares Outstanding                                                8,900,000     8,100,000
                                                                                   =========     =========

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Accumulated from December 13, 1994 (Inception) to April 30, 1998 and the years ended
April 30, 1998 and 1997
(expressed in U.S. dollars)



                                                         Accumulated        1998           1997
                                                              $              $              $
Cash Flows to Operating Activities

   Net loss                                              (3,241,476)    (1,633,047)    (1,044,516)

   Adjustments to reconcile net loss to cash
        Gain on shares cancelled                                (10)             -              -
        Depreciation and amortization                        37,374         27,664          9,710
        Shares issued for services                          268,458        260,125              -

   Change in non-cash working capital items
        Increase in prepaid expenses                        (14,925)        (2,975)        (2,192)
        Increase in accounts payable                        370,512        256,652         86,746
        Increase (decrease) in accrued liabilities           80,160        (46,840)       127,000
                                                         ----------     ----------       --------
Net Cash Used in Operating Activities                    (2,499,907)    (1,138,421)      (823,252)
                                                         ----------     ----------       --------

Cash Flows to Investing Activities
   Increase in capital assets                               (55,991)        (5,686)       (50,305)
   Increase in licence                                     (250,000)             -              -
   Increase in patent protection costs                     (140,655)       (99,975)       (25,192)
                                                         ----------     ----------       --------
Net Cash Used in Investing Activities                      (446,646)      (105,661)       (75,497)
                                                         ----------     ----------       --------
Cash Flows from Financing Activities
   Increase in common stock                               2,922,435      1,084,925        848,750
   Increase in convertible debentures                        40,000         40,000              -
                                                         ----------     ----------       --------
Net Cash Provided by Financing Activities                 2,962,435      1,124,925        848,750
                                                         ----------     ----------       --------
Increase (Decrease) in Cash                                  15,882       (119,157)       (49,999)

Cash - Beginning of Period                                        -        135,039        185,038
                                                         ----------     ----------       --------

Cash - End of Period                                         15,882         15,882        135,039
                                                         ==========     ==========       ========


Non-Cash Financing Activities
The Company issued 6,000,000 Class "A"
common shares at a deemed value of $1
in total for property                                             1              -              -

Shares issued to an officer at inception
 donated back to the Company and cancelled                      (10)             -              -

Shares issued for services                                    8,333              -          8,333

Shares issued pursuant to performance
   stock agreements for services                            260,125        260,125              -
                                                         ----------     ----------       --------
                                                            268,449        260,125          8,333
                                                         ==========     ==========       ========
Supplemental disclosures:

   Interest paid                                              2,720          2,720              -
   Income tax paid                                                -              -              -

Consolidated Statement of Stockholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to April 30, 1998

                                                                                              Deficit
                                                                                            Accumulated
                                                                    Common       Common      During the
                                                                     Stock       Stock      Development
                                                     Shares        Class "A"    Class "B"       Stage
                                                       #               $            $             $
Balance - December 13, 1994 (Inception)                    -             -            -              -

Shares issued to an officer at inception
 for cash at $0.10 per share                             100            10            -              -

Shares issued, at inception, for property
 at a nominal value of $1 in total
 or $.00000017 per share                           6,000,000             1            -              -

Shares issued for cash pursuant to a
   private placement at $0.10 per share              700,000             -       70,000              -

Shares issued for cash pursuant to a public
 offering memorandum at $0.75 per share              336,333             -      252,250              -

Net loss for the period                                    -             -            -        (83,615)
                                                  ----------    ----------   ----------     ----------
Balance - April 30, 1995                           7,036,433            11      322,250        (83,615)

Shares issued to an officer at inception
 donated back and cancelled                             (100)          (10)           -              -

Share exchange                                             -       322,250     (322,250)             -

Shares issued for cash pursuant to
 options exercised at $0.25 per share                210,000        52,500            -              -

Net loss for the year                                      -             -            -       (480,298)
                                                  ----------    ----------   ----------     ----------
Balance - April 30, 1996                           7,246,333       374,751            -       (563,913)

Shares issued for cash pursuant to a
 private placement at $1.25 per share                500,000       625,000            -              -

Shares issued for services at $0.33 per share         25,000         8,333            -              -

Shares issued for cash pursuant to options
 exercised at $0.25 per share                        139,500        34,875            -              -

Shares issued for cash pursuant to options
 exercised at $1.25 per share                         84,500       105,625            -              -

Shares issued for cash pursuant to a
 private placement at $2.25 per share                222,000       499,500            -              -

Net loss for the year                                      -             -            -     (1,044,516)
                                                  ----------    ----------   ----------     ----------
Balance - April 30, 1997                           8,217,333     1,648,084            -     (1,608,429)
                                                  ----------    ----------   ----------     ----------

Consolidated Statement of Stockholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to April 30, 1998

                                                                                        Deficit
                                                                                      Accumulated
                                                             Common       Common       During the
                                                             Stock        Stock       Development
                                                 Shares     Class "A"    Class "B"       Stage
                                                   #           $            $              $

Carryforward from April 30, 1997                8,217,333    1,648,084           -    (1,608,429)

Shares previously issued, for cash during
 1994, pursuant to a public offering
 memorandum at $0.75 per share,
 transferred to shareholders' equity
  from redeemable status (Note 7(c))              263,667      197,750           -             -

Shares issued for cash pursuant to options
  exercised at $0.25 per share                     83,500       20,875           -             -

Shares issued for cash pursuant to options
  exercised at $1.50 per share                      4,000        6,000           -             -

Shares issued for cash pursuant to a
  private placement at $2.25 per share              7,000       15,750           -             -

Shares issued for cash pursuant to a
  private placement, at $1.75 per share           575,600    1,007,300           -             -

Shares issued for services pursuant to a
 performance stock agreement at a
 deemed value of $1.17 per share                 100,000      117,000           -             -

Shares issued for services pursuant to a
 performance stock agreement at a
 deemed value of $2.50 per share                    9,250       23,125           -             -

Shares issued for services pursuant to a
 performance stock agreement at a
 deemed value of $2.00 per share                   60,000      120,000           -             -

Net loss for the year                                   -            -           -    (1,633,047)

Balance - April 30, 1998                        9,320,350    3,155,884           -    (3,241,476)
                                                =========    =========   =========     =========

Notes to the Consolidated Financial Statements

1.  Development Stage Company

            IAS Communications, Inc. herein "the Company" was incorporated on December 13, 1994, pursuant to the Laws of the State of Oregon.

            The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation.

            In a development stage company, management devotes most of its activities to establishing a new business. Planned principle activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principle business activity is dependent upon its successful efforts to raise additional equity financing and develop markets for its products.

            The Company has subsequently raised $131,250 to complete a private placement of units at $1.75 per unit and plans to raise additional funds through a $5,000,000 units private placement, each unit consisting of a three year 8% convertible debenture and a warrant to acquire 25,000 Class "A" shares. The Company also received $67,000 towards a $100,000 non-recurring engieering fee from a potential licensee. Warrants in the amount of 670,600 at $1.75 may be exercised to net $1,173,550.

2.  Summary of Significant Accounting Policies

          (a) Basis of Consolidation

                These financial statements include the accounts of the Company and a newly incorporated company, The Eclipse Antenna Manufacturing Co. herein "TEAM", which is 50% equity owned and 100% controlled through a voting agreement. All significant inter-company accounts have been eliminated.

          (b) Year-End

                The Company's fiscal year-end is April 30.

          (c) Research and Development

                Research and development costs are expensed in the period in which they are incurred.

          (d) Capital Assets

                Capital assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years.

          (e) Licence and Patent Protection Costs

                Costs associated with patent protection and licences are amortized over 20 years upon licenceable product being developed which occurred on February 1, 1997.

          (f) Cash and Cash Equivalents

                The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

          (g) Use of Estimates

                The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

          (h) Tax Accounting

                Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Research and development costs are deducted in the year incurred and added to net operating loss.

                The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

                Year of Loss                Amount             Year of
                                              $              Expiration
                1995                         89,000             2010
                1996                        497,000             2011
                1997                      1,057,000             2012
                1998                      1,425,000             2013

                Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                The components of the net deferred tax asset at the end of April 30, 1998 and 1997, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                             1998                  1997
                                              $                     $
                Net Operating Loss        1,425,000             1,056,537
                Statutory Tax Rate          113,900 + 34%         113,900 + 34%
                                            in excess of          in excess of
                                         $  335,000            $  335,000
                Effective Tax Rate                -                     -
                Deferred Tax Asset          485,000               359,000
                Valuation Allowance        (485,000)             (359,000)
                Net Deferred Tax Asset            -                     -
                                         ==========            ==========

3.  Capital Assets

                                                                                    1998       1997
                                                                   Accumulated     Net Book   Net Book
                                                         Cost      Amortization     Value      Value
                                                          $             $             $          $
  Computer equipment                                      7,991        1,154        6,837        2,181
  Research and development equipment                     48,000       14,400       33,600       43,200
                                                         ------       ------       ------       ------
                                                         55,991       15,554       40,437       45,381
                                                         ======       ======       ======       ======

       Depreciation per class of capital asset:

       Computer equipment                                                           1,030          124
  Research and development equipment                                                9,600        4,800

4.  Licence and Patent Protection Costs

                                    1998            1997
                                 Accumulated      Net Book      Net Book
                                    Cost        Amortization     Value       Value
                                      $             $             $            $
   Licence                          250,001         16,667      233,334     245,834
   Patent protection costs          140,655          5,153      135,502      40,061
                                    -------         ------      -------     -------
                                    390,656         21,820      368,836     285,895
                                    =======         ======      =======     =======

       Pursuant to the terms of an option agreement dated November 18, 1994, and amended December 16, 1994, between SMR Investments Ltd. ("SMR") and Integral Concepts Inc. ("ICI") and an assignment of this option agreement dated December 13, 1994, the Company acquired a sublicence to the CTHA, subject to entering into a formal sublicence agreement. Pursuant to the terms of the option agreement, the Company paid $250,000 to ICI, which owns the exclusive licence obtained from West Virginia University Research Corporation ("WVURC") in an agreement dated April 12, 1994.
       SMR, ICI and WVURC are not related to each other. Pursuant to the assignment agreement, the Company issued 3,000,000 shares to each of Access Information Systems Inc. (A company controlled by SMR) and a director of the Company (principal of ICI) for a total deemed value of $1 for all 6,000,000 shares issued.

       Pursuant to the original licence agreement between WVURC and ICI, ICI was granted the exclusive licence to manufacture the CTHA or sublicence others to manufacture, market, sell copies of, licence and distribute the CTHA. On July 10, 1995, the Company and ICI entered into a sublicence agreement, which incorporates the terms and conditions of the original licence agreement between WVURC and ICI. The sublicence is exclusive, covering any and all international markets but excludes all military and governmental applications and resulting procurement interests which are retained by ICI and WVURC for development purposes. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts by ICI and WVURC will be transferred directly to the Company. The terms of the sublicence agreement, which incorporates the financial obligations that ICI owes WVURC pursuant to the original licence agreement, are as follows:

           (i) The Company will pay WVURC a minimum annual royalty of $3,000 on or before December 31 of each year.

           (ii) The Company will pay WVURC an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. No revenues have been earned to date.

           (iii) The Company will pay ICI an earned royalty on sales, leases or sublicences of the CTHA of 3% of gross revenues. As amended on March 4, 1997, ICI agreed to reduce the amount of royalties to be paid by 50% in an amount not to exceed $5,000,000 for up to 3 years.

          All royalties are payable within 30 days of each calendar quarter. The term of the original licence agreement and the sublicence agreement, subject to compliance with the terms thereof, is perpetual and renewable annually.

5.   Joint Venture Agreement

          The Company entered into a Joint Venture Agreement ("JVA") with Emergent Technologies Corporation (ETC) on March 4, 1997. The JVA required a new company to be incorporated (TEAM) whereby the Company owns 50% and ETC owns 50%. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM and therefore the accounts of TEAM are consolidated with the accounts of the Company. The President of ETC is the President of TEAM. TEAM was organized on June 4, 1997, under the laws of the State of West Virginia. The Company retains the worldwide commercial sublicence rights to the CTHA excluding all military and governmental applications.

          The business purpose of TEAM is to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS can buy product from TEAM at cost to manufacture plus 30% for all commercial applications and ETC can buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the worldwide sublicence from ICI for all military and governmental applications on January 2, 1997.

          TEAM entered into a contract with ETC to carry out combined research and development activities to December 31, 1997. This contract is renewable on a monthly basis at the option of TEAM. ETC and the Company have each funded TEAM $250,000 as required in the JVA. The Company has advanced a further $285,700 and ETC has advanced a further $113,668 towards combined research and development activities.

6.   Convertible Debenture

          The Company offered, in a private placement a three year, 8 3/4% interest, convertible debenture to raise $500,000, of which $40,000 was sold prior to closing. Interest is paid annually and the debenture is convertible into Class "A" common shares at $2.50, $3.00 and $3.50 on June 15, 1998, 1999 and 2000, respectively. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during the last month of the third year, the convertible debenture will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

7.   Common Stock

     (a)  Stock Option Plan

               On October 2, 1996 the Company registered 1,000,000 Class "A" shares for issuance under a Stock Option Plan. Pursuant to the Plan the Company has granted stock options to certain directors and employees. The options are granted for services provided or to be provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose, the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no intrinsic value adjustment is required.

 April 30,     Price       Granted      Exercised      April 30,           Expiry
   1997          $            #             #            1998               Date
    #                                                      #
  173,000       0.25            -         83,500         89,500      December 29, 1999

   37,500       0.25            -              -         37,500      February 4, 2000

    3,000       1.25            -              -          3,000      March 4, 2001

   25,000       1.50            -          4,000         21,000      August 21, 2001

  530,000       2.25            -              -        530,000      December 19, 2001

        -       2.50       17,500              -         17,500      August 1, 2001

        -       2.25       25,000              -         25,000      April 14, 2003
 --------                --------        -------        -------
  768,500                  42,500         87,500        723,500
 ========                ========        =======        =======

     (b)  Units Offering

               A total of $1,173,550 ($131,250 received after April 30, 1998)
               has been received to July 9, 1998 (date of closing) pursuant to a private placement and foreign offering of 670,600 units at $1.75 per unit. Each unit has been issued and contained one share and one warrant to acquire one additional share at $1.75 per share expiring one year after receipt of funds and $2.25 per share expiring two years after.

     (c)  Redeemable Class "A" Shares

               Between December 14, 1994 and March 6, 1995, the Company received subscriptions for 263,667 Class "B" shares and received $197,750 from investors in States where they have the right to revoke their subscription and demand their investment be returned to them within three years of subscription as to $161,500 and within six years as to $36,250. The 263,667 redeemable Class "B" shares were issued and then exchanged for 263,667 Class "A" shares. Holders of these shares did not revoke their subscriptions and/or have sold these shares and thus all 263,667 Class "A" shares are not considered redeemable and $197,750 has been transferred to shareholders' equity.

8.   Related Party Transactions

          Management fees of $60,000 (1997 - $65,000) and rent and secretarial fees of $18,000 (1997 - $18,500) has been paid to directors or companies under their control. All fees were recorded at their exchange amounts.

9.   Commitments and Contingencies

         (a)  Contractual Commitments

              (i) The Company entered into an agreement on October 21, 1997 and amended May 15, 1998 with WVURC to fund ongoing research and development of the CTHA in the amount of $444,927. The budget ending date is October 20, 1998. A total of $334,311 of this budget has been spent to April 30, 1998.

              (ii) See Note 10 for ongoing compensation commitments including a Performance Stock Plan.

              (iii) See Note 7 for commitments to issue shares upon the exercise of stock options and warrants.

         (b)  Contingent liability - Development Stage Company (See Note 1).

         (c)  Litigation

                     An action has commenced against the Company by a company owned by a former student of West Virginia University with respect to an alleged infringement of a certain U.S. Patent.

                     The Company is disputing the validity of this claim and based on the current legal action with the plaintiff by West Virginia University regarding the CTHA the Company is requesting a motion to stay the action.

10.  Compensation Agreements and Performance Stock Plan

         (a) The Company has allotted up to 1,000,000 shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when the shares are issued, which approximates the period when the services are rendered, and recorded at the fair market value of the shares issued.

              (i) The Company is committed to issue up to 500,000 shares to the President of ETC and President of TEAM whom is also an employee of the Company. A total of 100,000 shares were issued on May 5, 1997, at a deemed value of $1.17 per share for compensation of $117,000. The amount of $117,000 was accrued as at April 30, 1997, and charged to research and development consulting expense. The remaining 400,000 shares shall be earned as to 100,000 shares for every 1,000,000 CTHA's sold.

              (ii) The Company is committed to issue 182,000 shares to two financial consulting firms. A total of 60,000 shares were issued during the year at $2.00 per share, 12,000 shares were issued May 28, 1998 at $2.37 per share ($28,440 was accrued at April 30, 1998) 55,000 shares were issued June 23, 1998, 30,000 shares are to be issued in July, 1998 and 25,000 shares are to be issued in December, 1998.

         (b) The Company is committed to pay compensation of $30,000 to each of Access Information Systems and Dr. Smith for fiscal 1999.

11.  Subsequent Events

         Subsequent to April 30, 1998 the Company has:

              (i) received a further $131,250 and, together with $35,000 received prior to April 30, 1998, issued 95,000 units at $1.75 per unit.

              (ii) issued 67,000 shares and is committed to issue a further 455,000 shares pursuant to various performance stock agreements entered into.

              (iii) granted stock options to acquire 100,000 shares at prices between $2.25 and $3.00.

              (iv) received $67,000 towards a $100,000 non-recurring engineering fee from a potential licensee.

              (v) issued 2,000 shares pursuant to $5,000 of convertible debentures converted at $2.50 per share.

              (vi) entered into an agreement with an investment banker to place up to $5,000,000 of units, each unit consisting of one $500,000, three year, 8% interest, convertible debenture and one warrant to purchase 25,000 Class "A" shares. One unit was sold on July 22, 1998.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------        ---------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------   -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The following table sets forth the name, age and position of each Executive Officer and Director of the Company:

==================================================================================================================
NAME                                      AGE       POSITION
------------------------------------------------------------------------------------------------------------------
James Earl Smith, Ph.D.                   47        Chairman of the Board of Directors
------------------------------------------------------------------------------------------------------------------
John G. Robertson                         57        President, Principal Executive Officer and a member of
                                                    the Board of Directors
------------------------------------------------------------------------------------------------------------------
Jennifer Lorette                          26        Secretary/Treasurer, Principal Accounting Officer and
                                                    Chief Financial Officer
------------------------------------------------------------------------------------------------------------------
Patrick Badgley                           54        Member of the Board of Directors
------------------------------------------------------------------------------------------------------------------
Paul E. Lamarche                          55        Member of the Board of Directors
==================================================================================================================

All Directors of the Company have served since December 13, 1994. The Executive Officers were elected on February 4, 1995, and will serve for one year or until their respective successors are elected and qualified. All officers currently devote part-time to the operation of the Company.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY:

JAMES EARL SMITH PH.D - CHAIRMAN OF THE BOARD OF DIRECTORS
----------------------------------------------------------

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

JOHN G. ROBERTSON - PRESIDENT, PRINCIPAL EXECUTIVE OFFICER AND A MEMBER OF THE
------------------------------------------------------------------------------
BOARD OF DIRECTORS
------------------

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

JENNIFER LORETTE - SECRETARY/TREASURER, PRINCIPAL FINANCIAL OFFICER AND
-----------------------------------------------------------------------
PRINCIPAL ACCOUNTING OFFICER
----------------------------

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

PATRICK BADGLEY - A MEMBER OF THE BOARD OF DIRECTORS
----------------------------------------------------

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

PAUL E. LAMARCHE - A MEMBER OF THE BOARD OF DIRECTORS
-----------------------------------------------------

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

SIGNIFICANT EMPLOYEES:

LARRY HAWKS
-----------

Mr. Hawks has been appointed Vice President in charge of Research and Development and the Chief Engineer for the CTHA project. Mr. Hawks has extensive experience in ELF, VLF & RF technology. Mr. Hawks has worked for the Hebrew University in Israel (responsible for radiation studies). He was previously Engineering Manager in charge of all divisional engineering operations for producing and design of the IBM PC Junior for AMP Corp. Mr. Hawks is currently the Chief Engineer for ACM (a division of Eikenberry Associates in Kokomo, Indiana, an injection moulding company).

BARCLAY HAMBROOK  P. ENG. MBA
-----------------------------

Mr. Hambrook has been appointed Vice President of Business Development. Mr. Hambrook has acted as advisor to IAS having completed the Company's initial business plan in 1996. He had been active in communications over the last five years and successfully negotiated the establishment of technology driven, joint venture companies in Asia, Europe and North America. Mr. Hambrook as a principal of Enercana Capital provides corporate finance services.

STEVE GULYAS
------------

Mr. Gulyas has been appointed Vice President of Sales for the CTHA for commercial applications. Mr. Gulyas is an experienced salesperson with several important connections in the telecommunications industry. He has introduced the CTHA to several major potential end users.

FAMILY RELATIONSHIPS - none.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. - none.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, other than Mr. Badgley and Mr. Lamarche, who filed no Forms during the year, no officer, director or beneficial owner of more than ten percent of the Common Stock of the Company failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.    EXECUTIVE COMPENSATION
--------    ----------------------

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the Company's most highly compensated executive officers who served as such at the end of the last fiscal year. No executive officer had an annual salary and bonus in excess of $100,000 during such year.

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                          ANNUAL COMPENSATION                         AWARDS
                                     -----------------------------------------   ----------------
         NAME AND                                               OTHER ANNUAL
    PRINCIPAL POSITION        YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)    OPTIONS (#)(1)
---------------------------   ----   ----------   ---------   ----------------   ----------------
John G. Robertson             1998         -0-         -0-                -0-             -0-
President, Chief              1997         -0-         -0-                -0-             -0-
Executive Officer             1996         -0-         -0-                -0-         150,000

James E. Smith                1998     $15,000         -0-                -0-             -0-
Chairman and                  1997     $30,000         -0-                -0-             -0-
Director                      1996     $30,000         -0-                -0-         150,000

Patrick Badgley               1998         -0-         -0-                -0-             -0-
Director                      1997         -0-         -0-                -0-             -0-
                              1996         -0-         -0-                -0-          50,000

Paul Lamarche                 1998     $ 8,000         -0-                -0-             -0-
Director                      1997     $ 6,000         -0-                -0-             -0-
                              1996         -0-         -0-                -0-          50,000

Jennifer Lorette              1998         -0-         -0-                -0-             -0-
Vice President                1997         -0-         -0-                -0-             -0-
                              1996         -0-         -0-                -0-          50,000

_____________________
(1)  Represents options granted under the Company's 1996 Stock Option Plan.

A management fee of $2,500.00 per month is accrued for payment to Access Information Services, Inc., a corporation controlled by Robertson. Further, the sum of $1,500.00 is accrued for payment to Access Information Services, Inc. for rent and secretarial services.

A fee of $2,500.00 per month is accrued for payment to Dr. Smith in his capacity as a director and as Chairman of the Board of Directors.

Mr. Lamarche is paid $8,000 per year by the Company.

No other compensation is paid to any of the Executive Officers or Directors of the Company. The Company may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by the Company to any of its Officers or Directors.

STOCK OPTIONS GRANTED

No stock options were granted to any of the Executive Officers or Directors during the past fiscal year.

STOCK OPTIONS EXERCISED AND HELD AT YEAR END

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers and Directors during the year ended April 30, 1998 and stock options held at year end.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES

----------------------------------------------------------------------------------------------------------
                                                        Number of                     Value of
                                                       Unexercised             Unexercised Options at
                                                   Options at Year End                Year End
                                               ---------------------------------------------------------

                          Shares
                        Acquired on    Value
Name                     Exercise     Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------
John G. Robertson             -0-        -0-       150,000             -0-      $337,500             -0-
----------------------------------------------------------------------------------------------------------
Jennifer Lorette              -0-        -0-        50,000             -0-      $112,500             -0-
----------------------------------------------------------------------------------------------------------
Patrick Badgley               -0-        -0-        90.000             -0-      $122,500             -0-
----------------------------------------------------------------------------------------------------------
Dr. James Smith            40,000    $83,600       200,000             -0-      $350,000             -0-
----------------------------------------------------------------------------------------------------------
Paul Lamarche               8,000    $17,790        85,000             -0-      $121,250             -0-
----------------------------------------------------------------------------------------------------------

(1) On April 30, 1998, the closing price of Common Stock was $2.12. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to the difference between this amount and the exercise price of the stock option multiplied by the number of shares covered by the stock option.

LONG TERM INCENTIVE PLAN AWARDS

     The Company does not have any Long Term Incentive Plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     The Company does not have any employment contracts, termination of employment and change of control arrangements.

REPRICING OF OPTIONS

     The Company has never repriced any outstanding options.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------       --------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of June 30, 1998, the outstanding Class A Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

==============================================================================================================================
                                                                                                   PERCENTAGE OF CLASS A
                                                                               CLASS A                  SHARES OWNED
                                                                             SHARES OWNED
NAME
------------------------------------------------------------------------------------------------------------------------------
James Earl Smith[1]
Chairman of the Board of Directors                                               3,205,000                        32%
------------------------------------------------------------------------------------------------------------------------------
John G. Robertson[1][2] President and member of the Board of
Directors                                                                        3,197,200                        32%
------------------------------------------------------------------------------------------------------------------------------
Jennifer Lorette[1]
Secretary/Treasurer, Chief Financial Officer and Principal                         106,000                         1%
Accounting Officer
------------------------------------------------------------------------------------------------------------------------------
Patrick Badgley[1]                                                                  90,000                         1%
------------------------------------------------------------------------------------------------------------------------------
Paul E. Lamarche[1]                                                                 85,000                         1%
------------------------------------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FIVE
INDIVIDUALS)                                                                     6,683,200                     66.40%
==============================================================================================================================

All shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] These individuals are the Executive Officers and Directors of the Company and may be deemed to be "parents or founders" of the Company as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Includes options to purchase shares of Class A Voting Common Stock at exercise prices of $0.25 and $2.25 per share.

[2] 3,000,000 shares are registered in the name of Access Information Services, Inc., a corporation controlled by Mr. Robertson.

CHANGES IN CONTROL

     There are no arrangements known to the Company the operation of which may result in a change of control of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

TRANSACTIONS WITH DIRECTORS

Certain Transactions
--------------------

The Company issued 100 shares of Class A Voting Common Stock to its directors on December 13, 1994. On July 12, 1995, these shares were donated back to the Company and canceled.

Dr. Smith, a tenured professor at WVU and the Company's Chairman of the Board of Directors organized development of the concept of the CTHA at WVU. Pursuant to terms of his employment at WVU, WVU and WVURC own the world wide rights to any invention made or developed by WVU personnel. Accordingly ownership rights to the CTHA belong to WVU and WVURC.

On April 12, 1994, WVURC granted the ICI License to ICI, which is owned by Dr. Smith to: (1) manufacture CTHAs and (2) sublicense others to manufacture, market, sell copies of, license and distribute CTHAs. The consideration for the license was: (1) $1.00 and (2) a royalty of $3,000.00 per year or 10% of the net revenues received by ICI which ever is greater.

ICI entered into an option agreement with SMR Investments Ltd. ("SMR"), a corporation owned by Sue Robertson, the wife of Robertson, dated November 18, 1994, and amended December 16, 1994 (the "Option Agreement"). The Option Agreement provided that ICI would issue a sublicense to SMR for the CTHA subject to the payment of $250,000; a 3% royalty from gross sales; and a subsequent public entity to be established. The Company was organized by SMR and Robertson as a result. ICI retained all military applications and resulting procurement interests. The contract period relating to the three percent royalty to be paid to ICI commences when sales are made by SMR/the Company and continue during the life of the Option Agreement. The term of the Option Agreement is perpetual as is the ICI License.

On December 13, 1994, SMR assigned the rights to the Option Agreement to the Company in consideration of $50,000 advanced by Access Information Services, Inc. (the "Option Assignment"). Access Information Services, Inc. is a corporation owned and controlled by Robertson.

On December 14, 1994, the Company issued 3,000,000 Class A Shares to Dr. Smith and 3,000,000 Class A Shares to Access Information Services, Inc., pursuant to the Option Assignment. The value assigned to the 3,000,000 Class A common shares issued to Dr. Smith was a total of $0.50 and the value assigned to the 3,000,000 Class A common shares issued to Access Information Services Inc. was $0.50. The valuation of the 3,000,000 shares issued to Dr. Smith and Access Information Services, Inc. was arbitrarily determined by the Company's Board of Directors. The $250,000 has been paid to ICI and was a one time payment.

On July 10, 1995, ICI entered into the Sublicense wherein ICI granted to the Company the exclusive worldwide right to manufacture, sell copies of, sublicense and distribute the process and equipment related to the design, construction and operation of the CTHA and to further sublicense others the rights to manufacture, sell copies of, license and distribute the same, excluding all military applications and procurement interests. The Sublicense was the culmination of the agreement between ICI and SMR, and SMR and the Company. On December 27, 1995, SMR assigned all of its rights and duties in the CTHA technology to the Company. The purpose of this assignment was to assign any and all rights or duties which may have been held by SMR as a result of the Option Agreement, it being understood that the Option Agreement was nothing more than an agreement in principle. The term of the Sublicense is perpetual and requires the payment of a minimum annual royalty of $3,000. Further, the Company will pay a royalty of 10% of the net revenues derived from sales, licenses or sublicenses of the CTHA technology with a credit for the minimum royalty. In addition the Company shall pay a royalty of 3% of the gross revenues derived from the sales, licenses or sublicenses of the CTHA technology.

The Company and ICI amended the Sublicense in March 1997 to clarify the applications of CTHA technology subject to the Company's sublicense. As amended, the Company has exclusive rights to all commercial applications. ETC has the exclusive rights to all governmental and military applications for the CTHA antenna. In consideration for the amendment, the Company received a 50% reduction in royalties to be paid to ICI over a three year period plus an enlarged definition of Technology to include all future enhancements to the CTHA technology.

The Company entered into a joint venture with ETC to fund a research and development laboratory and a manufacturing facility, TEAM. The Company and ETC each own 50% of TEAM. They granted TEAM certain rights to sell and manufacture the antennas. All sales of antennas by TEAM will be for the credit of either the Company or ETC, according to the end user. However the Company and ETC retained certain rights to sublicense development and manufacturing of antennas.

To date, there have not been any transactions between the Company and its officers, directors, principal shareholders or affiliates other than as set forth above. The Company believes that the transactions described here were on terms more favorable to the Company's officers, and directors, than otherwise could be obtained if such transactions were with non-related parties.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K
--------       --------------------------------

(a)  Index to and Description of Exhibits

Number                        Description                                     Page No.
------                        -----------                                     ---------
  3                 Articles of Incorporation and By-Laws
  3.1               Articles of Incorporation                                    (1)
  3.2               Article of Amendment                                         (1)
  3.3               By-Laws                                                      (1)
  4                 Instruments Defining Rights of Security Holders
  4.1               Specimen Share Certificate for Class A Shares                (1)
  4.2               Specimen Share Certificate for Class B Shares                (1)
  4.3               Specimen Warrant
  4.4               Specimen Debenture
  10                Material Contracts
  10.1              Agreement between West Virginia University Research
                    Corporation and Integral Concepts, Inc.                      (1)
  10.2              Agreement between Integral Concepts, Inc. and
                    SMR Investments, Inc.                                        (1)
  10.3              Agreement between SMR Investments, Inc. and
                    the Company                                                  (1)
  10.4              Agreement with Greg Ruff                                     (1)
  10.5              British Columbia Confidential Offering Memorandum.           (1)
  10.6              Sublicense Agreement between Integral Concepts, Inc. and
                    the Company.                                                 (1)
  10.7              Project Agreement between the Company and West Virginia
                    Center for Industrial Research Applications                  (1)
  10.8              Assignment Agreement between SMR Investments, Inc. and
                    the Company                                                  (1)
  10.9              Amendment Agreement, effective March 4, 1997, between
                    Integral Concepts, Inc. and the Company                      (2)
  10.10             Joint Venture Agreement between Emergent Technologies
                    Corporation and the Company                                  (2)
  23                Consent of Experts and Counsel
  23.1              Consent of Elliott Tulk Pryce Anderson
  23.2              Consent of Jack Parsons                                      (1)
  27                Financial Data Schedule

____________________

(1)  Incorporated by reference from Form S-1 Registration Statement (33-92592).

(2)  Incorporated by reference from Form 10-KSB for Fiscal Year 1997.

(b)  Reports on Form 8-K:

     None

SIGNATURES

Pursuant to the requirements Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IAS COMMUNICATIONS, INC.



                                    By: /s/ John G. Robertson
                                        ---------------------------------------
                                        John G. Robertson, President
                                        Chief Executive Officer and Director

Dated:  July 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in-the in the capacities indicated as of July 29, 1998.


Signature                                              Title
---------                                              -----

/s/ John G. Robertson                        President, Chief Executive
----------------------------------------     Officer and Director
John G. Robertson


/s/ James E. Smith                           Chairman of the
----------------------------------------     Board of Directors
James E. Smith


/s/ Patrick Badgley                          Director
----------------------------------------
Patrick Badgley


/s/  Paul Lamarche                           Director
----------------------------------------
Paul Lamarche


/s/ Jennifer Lorette                         Chief Financial Officer
----------------------------------------     and Principal Accounting
Jennifer Lorette                             Officer