Form 10QSB
period 1998-07-31
IAS COMMUNICATIONS INC
filed 1998-09-14
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 8, 1998 - 9,491,350 shares of common stock, no par value.

                                     INDEX

PART I -- Financial Information

                                                                            Page
Item 1.  Financial statements..........................................       2

Consolidated Balance Sheets as of July 31, 1998 and 1997 (Unaudited)...       3

Consolidated Statements of Operations for the three months ended
 July 31, 1998 and 1997 (Unaudited)....................................       4

Consolidated Statements of Cash Flows for the three months ended
 July 31, 1998 and 1997 (Unaudited)....................................       5

Consolidated Statement of Stockholders' Equity.........................       6

Item 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations..................................... 7 and 8

PART II -- Other Information...........................................       9

Signatures.............................................................      10

PART I    Financial Information

Item 1.        Consolidated Financial Statements (Unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
July 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)

                                                            1998        1997
                                                              $           $
                                    Assets
Current Assets
  Cash and equivalents                                      420,748     155,397
  Prepaid expenses                                           54,508      10,336
                                                         ----------  ----------
                                                            475,256     165,733
Capital Assets                                               37,638      44,357
Licence and Patent Protection Costs                         363,952     282,262
                                                         ----------  ----------
                                                            876,846     492,352
                                                         ==========  ==========

                     Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                          441,248     232,642
  Accrued liabilities                                       132,003       5,250
  Due to related companies                                    8,440      21,725
                                                         ----------  ----------
                                                            581,691     259,617
Convertible Debentures                                      535,000      25,000
                                                         ----------  ----------
Total Liabilities                                         1,116,691     284,617
                                                         ----------  ----------
Redeemable Class "A" Shares                                       -     197,750
                                                         ----------  ----------

Stockholders' Equity (Deficit)
Common Stock
  Class "A" voting - 100,000,000 shares authorized
                     without par value; 9,491,350
                     shares and 8,602,500 shares
                     issued and outstanding
                     respectively                         3,474,824   1,784,459
                   - paid for but unissued                        -      37,500
  Class "B"
   non-voting      - 100,000,000 shares authorized
                     without par value; none issued               -           -
                                                         ----------  ----------
                                                          3,474,824   1,821,959
Preferred Stock      50,000,000 shares authorized;
                     none issued                                  -           -
Deficit Accumulated During The Development Stage         (3,714,669) (1,811,974)
                                                         ----------  ----------
                                                           (239,845)      9,985
                                                         ----------  ----------
                                                            876,846     492,352
                                                         ==========  ==========

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended July 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)

                                                            1998        1997
                                                              $           $
Revenue                                                           -          -
                                                          ---------  ---------
Administration Expenses
 Bank charges                                                   353        537
 Business plan                                               11,910          -
 Depreciation                                                   400        166
 Financing commission and legal fees                         47,500          -
 Interest on convertible debentures                           2,287          -
 Investor relations - advertising                            14,800     31,042
 Investor relations - consulting                            145,167     18,495
 Management fees                                             15,000     15,000
 Office, postage and courier                                  6,755      5,196
 Professional fees                                           50,043      2,006
 Rent and secretarial                                         8,009     13,500
 Telephone                                                    9,985      6,000
 Transfer agent and regulatory                                3,240      2,762
 Travel and promotion                                        19,146      3,312
 Less interest                                                 (762)      (635)
                                                          ---------  ---------
                                                            333,833     97,381
                                                          ---------  ---------

Research and Development Expenses
 Royalty                                                        750        750
 Depreciation and amortization                                7,283      6,033
 Consulting                                                   6,000     12,000
 Subcontracts
  Others                                                      6,147          -
  West Virginia University Research Corporation              73,740     87,381
  Emergent Technologies Corporation                         112,440          -
  Less engineering contribution by a third party            (67,000)         -
                                                          ---------  ---------
                                                            139,360    106,164
                                                          ---------  ---------
Net Loss                                                    473,193    203,545
                                                          =========  =========
Net Loss Per Share                                             (.05)      (.02)
                                                          =========  =========
Weighted Average Shares Outstanding                       9,389,000  8,595,000
                                                          =========  =========

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the three months ended July 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)

                                                                1998        1997
                                                                  $           $
Cash Flows to Operating Activities
  Net loss                                                    (473,193)   (203,545)
  Adjustment to reconcile net loss to cash
     Depreciation                                                7,683       6,199
     Shares issued for services                                 76,667           -
  Change in non-cash working capital items
     (Increase) decrease in prepaid expenses                    (6,250)      1,614
     Increase in accounts payable and accrued liabilities      151,019     114,032
                                                              --------     -------
Net Cash Used in Operating Activities                         (244,074)    (81,700)
                                                              --------     -------
Cash Flows to Investing Activities
  Increase in capital assets                                         -      (1,542)
                                                              --------     -------
Net Cash Used in Investing Activities                                -      (1,542)
                                                              --------     -------
Cash Flows from Financing Activities
  Increase in convertible debentures                           500,000      25,000
  Increase in common stock                                     140,500      19,375
  Increase in subscriptions                                          -      37,500
  Increase in due to related companies                           8,440      21,725
                                                              --------     -------
Net Cash Provided by Financing Activities                      648,940     103,600
                                                              --------     -------
Increase in Cash and Equivalents                               404,866      20,358
Cash and Equivalents - Beginning of Period                      15,882     135,039
                                                              --------     -------
Cash and Equivalents - End of Period                           420,748     155,397
                                                              ========     =======
Non-Cash Financing Activity
Convertible debentures converted into shares                    40,000           -
Shares issued pursuant to performance stock
  agreements for services                                      138,440     117,000
                                                              --------     -------
                                                               178,440     117,000
                                                              ========     =======
Supplemental disclosures:
  Interest paid                                                  2,287           -
  Income tax paid                                                    -           -

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to July 31, 1998
(expressed in U.S. dollars) (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                                       Common     Common     During the
                                                                       Stock       Stock    Development
                                                           Shares    Class "A"   Class "B"     Stage
                                                              #          $           $           $
Balance - April 30, 1998                                  9,320,350   3,155,884          -   (3,241,476)
Shares issued for cash pursuant to a private
  placement at $1.75 per share                              100,000     175,000          -            -
Shares issued for cash pursuant to options
  exercised at $0.25 per share                                2,000         500          -            -
Shares issued for services pursuant to a performance
  stock agreement at a deemed value of $2.37 per share       12,000      28,440          -            -
Shares issued for services pursuant to a performance
  stock agreement at a deemed value of $2.00 per share       55,000     110,000          -            -
Shares issued for conversion of convertible debentures
  at $2.50 per share                                          2,000       5,000          -            -
Net loss for the period                                           -           -          -     (473,193)
                                                          ---------   ---------  ---------   ----------
Balance - July 31, 1998                                   9,491,350   3,474,824          -   (3,714,669)
                                                          =========   =========  =========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

The Company successfully tested the CTHA for the ham version of the CTHA at the Dayton Hamvention, which demonstration served to introduce the CTHA to users in the ham frequency range.

The Company completed a license agreement for the CTHA Antenna with ARINC, Incorporated, an ORBCOMM value added reseller. ARINC was founded in 1929 and is headquartered in Annapolis, Maryland. It provides communications and systems integration engineering to business and industry. ARINC's dominion product line uses the ORBCOMM low earth orbit satellite communication system, which provides global communications coverage especially useful in remote areas that are not serviced by conventional or cellular telephone or other terrestrial communications networks.

An agreement was completed to build and test the CTHA Antenna for receiver sites in the narrowband personal communications system network of MobileComm (MobileMedia Communications, Inc.). MobileComm has agreed to assist the Company in the completion of the design and the building of ten prototypes of the CTHA by September 11, 1998. Based on successful test results, the Company will make the CTHA available for purchase by MobileComm by October 30, 1998. MobileComm is one of the largest providers of paging and personal communications services in the United States. MobileComm offers local, regional and nationwide coverage in all 50 states, reaching markets of over 95% of the U.S. population, and in the Caribbean.

A Financing Agreement was completed with an investment banker to purchase a total of US$5 Million of the Company's units. Each unit consists of a three year 8% convertible redeemable debenture in the principle amount of $500,000 together with a warrant to purchase 25,000 Class A common shares at a price not exceeding $2.85 per share. As of July 22, 1998 the Company received $500,000 from the exercise of one unit and expects to receive additional funds in increments of $500,000 as required by the Company.

Results of operations for the three months ended July 31, 1998 ("current quarter") compared to the three months ended July 31, 1997 ("comparative quarter")

There were no revenues from the sale or licensing of the CTHA during the current and comparative quarters.

The net loss for the current quarter was $473,000 compared to $204,000 for the comparative quarter. The increase of $269,000 was due to a $30,000 financing commission paid and $65,000 of professional fees paid in connection with the $5,000,000 convertible redeemable debenture unit offering. The Company also issued shares to two financial consulting firms for investor relation activities during the current quarter. The total non-cash expense was $77,000 and an amount of $60,000 was accrued which will be settled by issuing 30,000 shares in the next quarter. None of the above activities took place during the comparative quarter. The Company continued contracting out to West Virginia University which totalled $74,000 in the current quarter compared to $87,000 in the comparative quarter. The Company contracted Emergent Technologies Corporation through TEAM to develop the 20 prototypes to be delivered to ARINC Incorporated. A total of $112,000 has been paid to Emergent and a total of $67,000 has been received by ARINC Incorporated to offset the costs incurred to build the proof-of-concept antennas.

Liquidity - fiscal 1999

During the three months ended July 31, 1998 the Company financed its operations by completing a units offering which raised an additional $140,000 during the quarter. This units offering is now complete and a total of 675,600 units were issued and a total of $1,182,300 was raised. Each unit contained one share and one warrant to acquire one additional share at $1.75 expiring one year from receipt of funds and at $2.25 expiring two years after. The Company completed a financing agreement during the quarter with an Investment Banker to issue a total of $5,000,000 in aggregate principal amount of units. Each unit consists of a three year, 8% Convertible Redeemable Debenture in the amount of $500,000 and a warrant to purchase 25,000 shares at a price not exceeding $2.85 per share. The Company has received $500,000 from the exercise of one unit and will receive additional funds in increments of $500,000 as required. A 6% commission and a warrant for 5,000 shares at $2.85 was paid to Dutchess Capital Partners, Inc. of New York, New York. The 6% commission and warrant for 5,000 shares will be paid for each unit sold.

The Company also received $67,000 from ARINC Incorporated which represents two-thirds of a Fixed Price Agreement for CTHA Development and Prototypes. The Company is to deliver 20 proof-of-concept antennas for further evaluation. Once delivered, the final payment of $33,000 will be made.

The Company has allotted 705,600 shares for the potential exercise of warrants outstanding, which, if exercised, would total $1,267,800. The Company has granted certain directors and employees options to acquire 821,500 shares exercisable at prices between $0.25 and $3.00 per share. If all options are exercised the Company would received approximately $1,600,000.

The Company's current working capital deficit is $106,435. A total of $60,000 represents accrued liabilities which are to be settled with the issuance of performance shares pursuant to a performance share agreement for financial services. The Company plans to sell Convertible Redeemable Debenture units when needed to pay liabilities as they become due and to finance ongoing development of antenna applications.

PART II   Other Information

Item 1.   Legal Proceedings

          The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk Vanvoorheis, ("Plaintiff") seeks money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company has notified West Virginia University ("WVU") of this claim and has contacted WVU to assist in the defense. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998. Based upon the information available to the Company at this time, the Company believes that the Plaintiff's alleged claim of infringement is without legal or factual basis.

          The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the world wide rights to the CTHA commercial applications. The Company intends to vigorously defend the Oregon Litigation. Dr. James Smith, the Chairman of the Board of the Company, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc.

          However if the Plaintiff in the Oregon Litigation is successful, it could seriously affect the Company financially.

Item 2.   Changes in Securities

          UNREGISTERED SECURITIES ISSUED OR SOLD DURING THE THREE MONTH PERIOD ENDED JULY 31, 1998

          In July 1998, the Company sold, in a private placement, one unit at a price of $500,000 to one accredited investor. The unit consists of $500,000 in aggregate principal amount of Debentures and one Warrant to purchase 25,000 of Class A Common Stock of the Company. The Debentures are convertible at any time after the effective date of the Company's Registration Statement on Form S-3 filed on August 17, 1998. The purchaser of this unit was, in the opinion of management, fully informed with respect to the financial position, business and prospects of the Company. The transaction was exempt from registration under the Securities Act of 1933, as amended by reason of Section 4(2) thereof and Rule 506 of Regulation D. Each certificate representing securities issued to the investor in this private placement bears a legend restricting transfer.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submissions of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          A Form 8-K was filed on behalf of the Company on July 24, 1998 with respect to Item 9 of Form 8-K; Sales of Equity Securities pursuant to Regulation S.

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 9, 1998           IAS COMMUNICATIONS, INC.

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