Form 10QSB
period 1998-10-31
IAS COMMUNICATIONS INC
filed 1998-12-14
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------

Commission File No. 0-21255
                    -------


                            IAS COMMUNICATIONS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         OREGON                                                  91-1063549
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


            185-10751 SHELLBRIDGE WAY, RICHMOND, BC CANADA   V6X 2W8
        ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 278-5996
                         ------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X        NO _________
                              -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 7, 1998 - 9,559,785 shares of common stock, no par value.

                                     INDEX

---------------------------------------------------------------------------------------------------------------
PART I -- Financial Information                                                                            Page

Item 1.  Financial statements ..........................................................................    2
-------  --------------------

Consolidated Balance Sheets as of October 31, 1998 and 1997 (Unaudited) .................................   3

Consolidated Statements of Operations for the six months ended October 31, 1998 and 1997 (Unaudited) ....   4

Consolidated Statements of Cash Flows for the six months ended October 31, 1998 and 1997 (Unaudited) ....   5

Consolidated Statement of Stockholders' Equity for the six months ended October 31, 1998.................   6

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations ..........   7
----------------------------------------------------------------------------------------------

PART II -- Other Information ............................................................................   8

Signatures ..............................................................................................   9

PART I   Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)
-------  ---------------------------------------------

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
October 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)

                                                                           1998          1997
                                                                            $              $
                                                                        ----------    ----------
                                     Assets
Current Assets
  Cash and equivalents                                                      24,059       128,624
  Loan receivable                                                            4,861             -
  Prepaid expenses                                                          43,802        14,550
  Due from related companies                                                21,887             -
                                                                        ----------    ----------
                                                                            94,609       143,174
Capital Assets                                                              43,252        43,567
Licence and Patent Protection Costs                                        360,314       285,889
                                                                        ----------    ----------
                                                                           498,175       472,630
                                                                        ==========    ==========
                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                         452,101        86,730
  Accrued liabilities                                                       64,806         4,000
  Due to related companies                                                   6,500        11,697
                                                                        ----------    ----------
                                                                           523,407       102,427
Convertible Debentures                                                     535,000        40,000
                                                                        ----------    ----------
Total Liabilities                                                        1,058,407       142,427
                                                                        ----------    ----------
Minority Interest                                                                -         1,893
                                                                        ----------    ----------
Stockholders' Equity (Deficit)
Common Stock
  Class "A" voting     - 100,000,000 shares authorized without
                         par value; 9,549,350 shares and
                         8,733,500 shares issued
                         and outstanding respectively                    3,578,274     2,194,959
                       - paid for but unissued                                   -       487,550
  Class "B" non-voting - 100,000,000 shares authorized without
                         par value; none issued                                  -             -
                                                                        ----------    ----------
                                                                         3,578,274     2,682,509
Preferred Stock          50,000,000 shares authorized; none issued               -             -
Deficit Accumulated During The Development Stage                        (4,138,506)   (2,354,199)
                                                                        ----------    ----------
                                                                          (560,232)      328,310
                                                                        ----------    ----------
                                                                           498,715       472,630
                                                                        ==========    ==========

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the six months ended October 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)


                                                      1998        1997
                                                        $           $
                                                   ---------    ---------

Revenue                                                    -            -
                                                   ---------    ---------

Administration Expenses
 Bank charges                                            478          611
 Business plan                                        11,910            -
 Depreciation                                          1,242          400
 Financing commission and legal fees                  47,500            -
 Interest on convertible debentures                   13,340          970
 Investor relations - publications                    23,998      104,078
 Investor relations - consulting                     190,045      100,484
 Management fees                                      30,000       30,000
 Office, postage and courier                          34,460       20,730
 Professional fees                                    82,233       15,862
 Rent and secretarial                                 22,841       22,358
 Telephone                                             6,987       12,180
 Transfer agent and regulatory                         6,216        8,424
 Travel and promotion                                 56,451        3,455
 Less interest                                        (2,414)        (946)
                                                   ---------    ---------
                                                     525,287      318,606
                                                   ---------    ---------
Research and Development Expenses
 Royalty                                               1,500        1,500
 Depreciation and amortization                        14,582       12,066
 Consulting                                           36,000       20,000
 Market awareness and development                          -       60,000
 Subcontracts
  Others                                               7,181            -
  West Virginia University Research Corporation      165,771       87,381
  Emergent Technologies Corporation                  227,490      246,217
  Less engineering contribution by a third party     (80,781)           -
                                                   ---------    ---------
                                                     371,743      427,164
                                                   ---------    ---------
Net Loss                                             897,030      745,770
                                                   =========    =========
Net Loss Per Share                                       .10          .09
                                                   =========    =========
Weighted Average Shares Outstanding                9,458,000    8,605,500
                                                   =========    =========

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the six months ended October 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)


                                                                             1998         1997
                                                                              $            $
                                                                           --------     --------
Cash Flows to Operating Activities
  Net loss                                                                 (897,030)    (745,770)
  Adjustment to reconcile net loss to cash
     Depreciation                                                            15,824       12,466
     Shares issued for services                                             104,867      120,000
     Minority interest adjustment                                                 -        1,893
  Change in non-cash working capital items
     Increase in prepaid expenses                                           (28,877)      (2,600)
     Increase (decrease) in accounts payable and accrued liabilities        128,008      (33,130)
                                                                           --------     --------
Net Cash Used in Operating Activities                                      (677,208)    (647,141)
                                                                           --------     --------
Cash Flows to Investing Activities
  Increase in capital assets                                                 (8,857)      (3,386)
  Increase in patent protection costs                                        (1,260)      (7,260)
  Increase in loan receivable                                                (4,861)           -
                                                                           --------     --------
Net Cash Used in Investing Activities                                       (14,978)     (10,646)
                                                                           --------     --------
Cash Flows from Financing Activities
  Increase in convertible debentures                                        500,000       40,000
  Increase in common stock                                                  215,750      112,300
  Increase in subscriptions                                                       -      487,375
  Increase (decrease) in due to related companies                           (15,387)      11,697
                                                                           --------     --------
Net Cash Provided by Financing Activities                                   700,363      651,372
                                                                           --------     --------
Increase (Decrease) in Cash and Equivalents                                   8,177       (6,415)
Cash and Equivalents - Beginning of Period                                   15,882      135,039
                                                                           --------     --------
Cash and Equivalents - End of Period                                         24,059      128,624
                                                                           ========     ========
Non-Cash Financing Activity
Shares issued pursuant to performance stock
  agreements for services                                                   166,640      237,000
                                                                            =======      =======
Supplemental disclosures:
  Interest paid                                                               2,287            -
  Income tax paid                                                                -             -

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the six months ended October 31, 1998 and 1997
(expressed in U.S. dollars)
(Unaudited)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                            Common      Common    During the
                                                                            Stock       Stock     Development
                                                               Shares      Class "A"   Class "B"     Stage
                                                                 #            $           $            $
                                                              ---------    ---------   -------    ----------
Balance - April 30, 1998                                      9,320,350    3,155,884        -     (3,241,476)
Shares issued for cash pursuant to a private
 placement at $1.75 per share                                   100,000      175,000        -              -
Shares issued for cash pursuant to warrants
 exercised at $1.75 per share                                    43,000       75,250        -              -
Shares issued for cash pursuant to options
 exercised at $0.25 per share                                     2,000          500        -              -
Shares issued for services pursuant to a performance
 stock agreement at deemed values between $1.88
 and $2.37                                                       82,000      166,640        -              -
Shares issued for conversion of convertible debentures
 at $2.50 per share                                               2,000        5,000        -              -
Net loss for the period                                               -            -        -       (897,030)
                                                              ---------    ---------   -------    ----------
Balance - October 31, 1998                                    9,549,350    3,578,274        -     (4,138,506)
                                                              =========    =========   =======    ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion
-----------------------

By News Release dated October 27th, 1998, the Company announced that Larry Hawks, the Company's Chief Engineer and Vice-President of Research and Development, had designed and tested a new technology antenna that is 14" in diameter and 2" thick that will receive in an omni pattern or can be directional to receive in 35 degree segments. The new antenna requires no amplifier and is easy to connect as it is simply bolted in place with the mounting provided. The Company's low profile, environmentally friendly television antenna will receive all local VHF/UHF stations and will replace the unsightly existing beam antennas used today. They can be attached to a satellite dish mounted on a recreational vehicle, placed in the attic of a house or condominium, on top of a roof or placed on a television set to receive local television statements within a 60 mile radius. A new amateur radio antenna was also designed and tested, which new design is portable on 10 through 80 meters with an antenna tuner or operates as a monoband on 20 and 40 meters. With its unique properties, the antenna can be laid on the ground, in an attic, on a roof or awning, or placed on a tree or on top of a motorhome and even transmits and receives in the trunk of an automobile. The antenna is approximately 36" in diameter and is 2" high. It can use a 50-OHM coax of choice and will load to the full legal limit and is broadbanded to receive signals from .5 MHz to 30 MHz. It has been field tested by Larry Hawks for one year, with logged contacts from California to New York, north central Indiana to Mexico, all of South America, Spain, England, Russia, Norway, Switzerland and many other European countries.

Results of operations for the six months ended October 31, 1998 ("current
-------------------------------------------------------------------------
period") compared to the six months ended October 31, 1997 ("comparative
------------------------------------------------------------------------
period")
--------

There were no revenues from the sale or licensing of the CTHA during the current and comparative periods.

The net loss for the current period was $897,000 compared to $746,000 for the comparative period. The increase of $141,000 was due to a $30,000 financing commission paid and $65,000 of professional fees paid in connection with the $5,000,000 convertible redeemable debenture unit offering. The Company also issued shares to two financial consulting firms for investor relation activities during the current period. The total non-cash expense was $105,200 and an amount of $30,000 was accrued which will be settled by issuing 15,000 shares in the next quarter. None of the above activities took place during the comparative period. The Company continued contracting out to West Virginia University which totalled $166,000 in the current period compared to $87,000 in the comparative period. The Company contracted Emergent Technologies Corporation through TEAM to develop the 20 prototypes to be delivered to ARINC Incorporated. A total of $227,000 has been paid to Emergent and a total of $67,000 has been received by ARINC Incorporated to offset the costs incurred to build the proof-of-concept antennas.

Liquidity-fiscal 1999
----------------------

During the six months ended October 31, 1998 the Company financed its operations by completing a units offering which raised an additional $140,000 during the period. This units offering is now complete and a total of 675,600 units were issued and a total of $1,182,300 was raised. Each unit contained one share and one warrant to acquire one additional share at $1.75 expiring one year from receipt of funds and at $2.25 expiring two years after. The Company completed a financing agreement during the quarter with an Investment Banker to issue a total of $5,000,000 in aggregate principal amount of units. Each unit consists of a three year, 8% Convertible Redeemable Debenture in the amount of $500,000 and a warrant to purchase 25,000 shares at a price not exceeding $2.85 per share. The Company has received $500,000 from the exercise of one unit and will receive additional funds in increments of $500,000 as required. A 6% commission and a warrant for 5,000 shares at $2.85 was paid to Dutchess Capital Partners, Inc. of New York, New York. The 6% commission and warrant for 5,000 shares will be paid for each unit sold.

The Company also received $67,000 from ARINC Incorporated which represents two-thirds of a Fixed Price Agreement for CTHA Development and Prototypes. The Company is to deliver 20 proof-of-concept antennas for further evaluation. Once delivered, the final payment of $33,000 will be made.

The Company has received $75,250 and issued 43,000 shares pursuant to warrants exercised at $1.75 per share.

The Company has allotted 662,600 shares for the potential exercise of warrants outstanding, which, if exercised, would total $1,192,550. The Company has granted certain directors and employees options to acquire 821,500 shares exercisable at prices between $0.25 and $3.00 per share. If all options are exercised the Company would received approximately $1,600,000.

The Company's current working capital deficit is $429,000. A total of $30,000 represents accrued liabilities which are to be settled with the issuance of performance shares pursuant to a performance share agreement for financial services. The Company plans to sell Convertible Redeemable Debenture units, when needed, to pay liabilities as they become due and to finance ongoing development of antenna applications. The Company will also offer 200,000 units at $1.25 per unit to raise a further $250,000. Each unit will contain one share and one warrant to acquire one additional share at $1.50 in year one.

PART II   Other Information

Item 1.   Legal Proceedings
-------   -----------------

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

          The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the world wide rights to the CTHA commercial applications. The Company intends to vigorously defend the Oregon Litigation. Dr. James Smith, the Chairman of the Board of the Company, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc. Dr. Smith resigned as chairman of the board and a director of the Company on November 9, 1998.

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


Dated: December 7, 1998             IAS COMMUNICATIONS, INC.

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