Form 10QSB
period 1999-01-31
IAS COMMUNICATIONS INC
filed 1999-03-18
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File No.  0-21255
                     -------

                            IAS COMMUNICATIONS, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Oregon                                    91-1063549
           ------                                    ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

            185-10751 Shellbridge Way, Richmond, BC Canada   V6X 2W8
        --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 278-5996
                            -----------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X        NO
                              -------        -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 9, 1999 - 9,631,934 shares of common stock, no par value.

                                     INDEX
------------------------------------------------------------------------------

PART I -- Financial Information                                           Page

Item 1.   Financial statements..........................................     2

Consolidated Balance Sheets as of January 31, 1999 and 1998
 (Unaudited)............................................................     3

Consolidated Statements of Operations for the nine months ended
 January 31, 1999 and 1998 (Unaudited)..................................     4

Consolidated Statements of Cash Flows for the nine months ended
 January 31, 1999 and 1998 (Unaudited)..................................     5

Consolidated Statement of Stockholders' Equity for the nine months
 ended January 31, 1999.................................................     6

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations.....................................   7-9

PART II -- Other Information............................................    10

Signatures..............................................................    11

PART I    Financial Information

Item 1.   Consolidated Financial Statements (Unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
January 31, 1999 and 1998
(expressed in U.S. dollars)
(Unaudited)

                                                                                                        1999           1998
                                                                                                          $              $
                                                       Assets
Current Assets

  Cash                                                                                                      -           6,637
  Loan receivable                                                                                       4,975               -
  Prepaid expenses                                                                                     30,720           1,341
                                                                                                   ----------      ----------
                                                                                                       35,695           7,978
Capital Assets                                                                                         51,756          43,095
Licence and Patent Protection Costs                                                                   362,194         386,709
                                                                                                   ----------      ----------
                                                                                                      449,645         437,782
                                                                                                   ==========      ==========

                                       Liabilities and Stockholders' Equity
Current Liabilities

  Cheques issued in excess of funds on deposit                                                          2,062               -
  Accounts payable                                                                                    515,801         217,251
  Accrued liabilities                                                                                  23,342          19,345
  Due to related companies                                                                             39,873          16,762
                                                                                                   ----------      ----------
                                                                                                      581,078         253,358
                                                                                                   ----------      ----------
Convertible Debentures                                                                                475,000          40,000
                                                                                                   ----------      ----------

Stockholders' Equity (Deficit)

Common Stock

  Class "A" voting      -  100,000,000 shares authorized without par value;
                           9,631,934 shares and 9,120,600 shares issued
                           and outstanding respectively                                             3,640,353       2,819,634
                        -  paid for but unissued                                                       39,875          35,000

  Class "B" non-voting  -  100,000,000 shares authorized without par value;
                           none issued                                                                      -               -
                                                                                                   ----------      ----------
                                                                                                    3,680,228       2,854,634
Preferred Stock            50,000,000 shares authorized; none issued                                        -               -

Deficit Accumulated During The Development Stage                                                   (4,286,665)     (2,710,210)
                                                                                                   ----------      ----------
                                                                                                     (606,433)        144,424
                                                                                                   ----------      ----------
                                                                                                      449,645         437,782
                                                                                                   ==========      ==========


IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the nine months ended January 31, 1999 and 1998
(expressed in U.S. dollars)
(Unaudited)

                                                                                                        1999           1998
                                                                                                          $              $

Revenue                                                                                                     -               -
                                                                                                   ----------      ----------
Administration Expenses

 Bank charges                                                                                             970             675
 Business plan                                                                                         11,910               -
 Depreciation                                                                                           2,454             772
 Financing commission and legal fees                                                                   49,199               -
 Foreign exchange                                                                                           -           1,177
 Interest on convertible debentures                                                                    23,705           1,845
 Investor relations - consulting                                                                      174,378         105,256
 Investor relations - publications                                                                     33,666         116,499
 Management fees                                                                                       32,500          45,000
 Office, postage and courier                                                                           36,026          44,763
 Professional fees                                                                                    129,846          35,785
 Rent and secretarial                                                                                  35,434          30,412
 Telephone                                                                                             23,083          19,552
 Transfer agent and regulatory                                                                         18,999          11,982
 Travel                                                                                                67,219           6,769
 Less interest income                                                                                  (2,414)         (1,216)
                                                                                                   ----------      ----------
                                                                                                      636,975         419,271
                                                                                                   ----------      ----------

Research and Development Expenses
 Royalty                                                                                                3,250           3,000
 Depreciation and amortization                                                                         22,772          18,501
 Consulting                                                                                            49,295          26,000
 Market awareness and development                                                                           -          60,000
 Subcontracts for prototype construction and testing
  Emergent Technologies Corporation                                                                   227,490         308,050
  West Virginia University Research Corporation                                                       165,771         266,959
  Less engineering contribution by a third party                                                      (80,781)              -
  Others                                                                                               20,417               -
                                                                                                   ----------      ----------
                                                                                                      408,214         682,510
                                                                                                   ----------      ----------
Net Loss                                                                                            1,045,189       1,101,781
                                                                                                   ==========      ==========
Net Loss Per Share                                                                                        .11             .13
                                                                                                   ==========      ==========
Weighted Average Shares Outstanding                                                                 9,460,000       8,722,000
                                                                                                   ==========      ==========

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended January 31, 1999 and 1998
(expressed in U.S. dollars)
(Unaudited)

                                                                                                        1999           1998
                                                                                                          $              $
                                                                                                   ----------      ----------
Cash Flows to Operating Activities

  Net loss                                                                                         (1,045,189)     (1,101,781)

  Adjustment to reconcile net loss to cash
    Depreciation                                                                                       25,226          19,273
    Shares issued for services                                                                        104,867         120,000

  Change in non-cash working capital items
    Increase in prepaid expenses                                                                      (15,795)         10,609
    Increase in accounts payable and accrued liabilities                                              150,244         112,736
                                                                                                   ----------      ----------
Net Cash Used in Operating Activities                                                                (780,647)       (839,163)
                                                                                                   ----------      ----------
Cash Flows to Investing Activities
  Increase in capital assets                                                                          (21,742)         (5,686)
  Increase in patent protection costs                                                                  (8,157)       (112,115)
  Increase in loan receivable                                                                          (4,975)              -
                                                                                                   ----------      ----------
Net Cash Used in Investing Activities                                                                 (34,874)       (117,801)
                                                                                                   ----------      ----------
Cash Flows from Financing Activities
  Increase in convertible debentures                                                                  440,000          40,000
  Increase in common stock                                                                            277,829         736,800
  Increase in subscriptions                                                                            39,875          35,000
  Increase in due to related companies                                                                 39,873          16,762
                                                                                                   ----------      ----------
Net Cash Provided by Financing Activities                                                             797,577         828,562
                                                                                                   ----------      ----------
Decrease in Cash                                                                                      (17,944)       (128,402)
                                                                                                   ----------      ----------
Cash - Beginning of Period                                                                             15,882         135,039
                                                                                                   ----------      ----------
Cash - End of Period                                                                                   (2,062)          6,637
                                                                                                   ==========      ==========
Non-Cash Financing Activities

Shares issued pursuant to performance stock
  agreements for services                                                                             166,640         237,000
                                                                                                   ==========      ==========

IAS Communications, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the nine months ended January 31, 1999 and 1998
(expressed in U.S. dollars)
(Unaudited)

                                                                                                Deficit
                                                                                              Accumulated
                                                                         Common     Common    During the
                                                                         Stock       Stock    Development
                                                             Shares    Class "A"   Class "B"     Stage
                                                                #          $           $           $
Balance - April 30, 1998                                    9,320,350   3,155,884          -   (3,241,476)

Shares issued for cash pursuant to a private
  placement at $1.75 per share                                100,000     175,000          -            -

Shares issued for cash pursuant to warrants
  exercised at $1.75 per share                                 43,000      75,250          -            -

Shares issued for cash pursuant to options
  exercised at $0.25 per share                                  2,000         500          -            -

Shares issued for services pursuant to a performance
  stock agreement at deemed values between $1.88
  and $2.37                                                    82,000     166,640          -            -

Shares issued for conversion of convertible debentures
  at $0.79 per share                                           84,584      67,079          -            -

Net loss for the period                                             -           -          -   (1,045,189)
                                                            ---------   ---------  ---------    ---------
Balance - January 31, 1999                                  9,631,934   3,640,353          -   (4,286,665)
                                                            =========   =========  =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion

By News Release dated October 27th, 1998, the Company announced that Larry Hawks, the Company's Chief Engineer and Vice-President of Research and Development, had designed and tested a new technology antenna that is 14" in diameter and 2" thick that will receive in an omni pattern or can be directional to receive in 35 degree segments. The new antenna requires no amplifier and is easy to connect as it is simply bolted in place with the mounting provided. The Company's low profile, environmentally friendly television antenna will receive all local VHF/UHF stations and will replace the unsightly existing beam antennas used today. They can be attached to a satellite dish mounted on a recreational vehicle, placed in the attic of a house or condominium, on top of a roof or placed on a television set to receive local television statements within a 60 mile radius. A new amateur radio antenna was also designed and tested, which new design is portable on 10 through 80 meters with an antenna tuner or operates as a monoband on 20 and 40 meters. With its unique properties, the antenna can be laid on the ground, in an attic, on a roof or awning, or placed on a tree or on top o a motorhome and even transmits and receives in the trunk of an automobile. The antenna is approximately 36" in diameter and is 2" high. It can use a 50-OHM coax of choice and will load to the full legal limit and is broadbanded to receive signals from .5 MHz to 30 MHz. It has been field tested by Larry Hawks for one year, with logged contacts from California to New York, north central Indiana to Mexico, all of South America, Spain, England, Russia, Norway, Switzerland and many other European countries.

On November 10th, 1998 the Company announced that subsequent to the annual meeting held on that date, Dr. James Smith elected not to act as Chairman of the Board or as a Director of the Company. John G. Robertson was appointed as Chairman of the Board, President and Chief Executive Officer.

By a News Release dated January 11th, 1999, the Company issued a progress report on the successful test results received from the ARINC engineer on the new satellite antenna. The objective of the joint development effort is to produce a new antenna product designed to meet identified Dominium(R) market needs. The specific markets targeted for this antenna are the untethered trailer tracking, intermodal shipping container, and military transportation segments, which markets require a simple, low-cost tracking device and covert installation that includes an unobtrusive antenna. The current "First Pre-Production Prototype" of this development was delivered to ARINC, Inc., Colorado Springs, Colorado on December 29, 1998. Since delivery, the antenna has been under continuous testing.

New antenna technology was evaluated to determine technical feasibility, production ability, and installation parameters and issues. The new antenna for a "flat" (less than or equal to 1/2 inch thick) antenna was designed to meet specific Dominium(R) size, performance, and packaging requirements. During
1998, prototypes were developed and tested by TEAM, Inc., the Company's joint venture research company in West Virginia 50% owned by the Company and 50% owned by Emergent Technologies, Inc. (ETC). This project also included analysis with respect to technical maturity, manufacturing and integration issues, installation issues (new trailers via trailer manufacturers and retrofits to fielded trailers), impacts on the existing and future fielded system costs, and time to implement.

The new antenna for the Dominium(R) application is a dual-antenna housed in one physical structure. It operates at the ORBCOMM frequency band (137 - 150
MHz) for transmit and receive of low-rate data using the ORBCOMM Low-Earth Orbit
(LEO) satellite system. It also operates at the GPS frequency band for reception of GPS position data.

Current Status. The first delivered prototype meets all of the size parameters for the desired antenna. The first prototype delivered to ARINC for testing included only the ORBCOMM antenna in a "Brass-board" package. The GPS antenna for the Dominium(R) application, however, has been previously tested successfully at TEAM, Inc. in a different antenna package. The performance of the ORBCOMM antenna in the first prototype has been exceptional, and meets all of the Dominium(R) requirements for this antenna according to the ARINC engineers' report.

TEAM, Inc. is currently completing the development of 19 additional prototypes of the combined antenna (ORBCOMM and GPS) for delivery to ARINC in Colorado Springs for final acceptance testing. Production of the Dominium(R) antennas is expected to start immediately after successful testing. The Company has also received a purchase order from ARINC to tailor the antenna package for use on shipping containers.

The Company granted ARINC an exclusive license to market and sell the new antennas for ORBCOMM satellite applications under the Dominium(R) product line to encompass the worldwide inter-modal shipping containers market area for one year. ARINC, founded in 1929 and headquartered in Annapolis, Maryland, provides communications and systems integration engineering to business and industry. ARINC's Dominium(R) product line uses the ORBCOMM low earth orbit (LEO) satellite communication system, which provides global communications coverage especially useful in remote areas that are not serviced by conventional or cellular telephone or other terrestrial communication networks. The
Dominium(R) tracker unit is battery
powered and equipped with the Global Positioning System (GPS). It can be programmed to automatically report its position and other information like temperature, engine speed or load capacity, at any desired time interval, or upon reaching a user-determined alarm value. Dominium(R) also markets a data messaging line of products, which integrates input/output devices for sending and receiving text messages.

A subscriber installs the tracker unit on the asset to be tracked or monitored for a variety of applications including trucks, truck tractors, detached truck trailers, rail cars, ships and containers. Dominium(R) currently provides service to national and regional trucking companies and to national railroads. Container shipping companies are currently evaluating the product for delivery in 1999.

The new antenna is a compact, low profile, donut shaped antenna, flush mounted on an application at a fraction of the height of the monopole antenna used today. The Company holds the worldwide rights to all commercial applications for this technology and ETC owns the Military/Government rights.

On January 20, 1999, the Company announced that it had entered into an exclusive licensing agreement with Information Highway, Inc., a leading edge web content developer and Internet service provider (ISP), to sell its products over the worldwide web.

Information Highway agreed to sell the Company's antennas on their virtual mall Internet website, which is being constructed at Information Highway's Executive Club site at www.theexecutive.com. Information Highway maintained exclusive worldwide web rights for the sale of the antennas for a five-year period starting March 1, 1999.

The television antenna which is 14" in diameter and only 2 inches high can replace existing outside log periodic antennas and has the capability of receiving local television stations within a 60-mile radius. This antenna is extremely versatile and is able to be mounted in numerous locations including attics, rooftops, recreational vehicles, as well as on individual television sets. The new compact-designed IAS Amateur Radio Antenna which is approximately 36 inches in diameter and only two inches high, is extremely powerful and is able to receive a wide range of broadband frequency signals from 0.5 to 30mhz. In addition, the antenna can output through a standard, universal 50 ohm coaxial cable, ensuring full signal compatibility.

Successful testing has been conducted nationally from California to New York, as well as internationally in Mexico, South America, Spain, England, Russia, Norway, and Switzerland.

TDP Electronics has been contracted to supply the housing and accessories to complete a unit for the IAS T.V. antennas. TDP is a supplier of antennas and accessories to many retailers throughout North America.

By News Release dated March 9th, 1999 the Company announced that it had received the first supply of antenna housing and hardware from its supplier TDP Electronics (a division of Tandy Electronics), and had commenced production of the Hawks low profile TV and Amateur Radio Antennas.

The revolutionary Hawks antenna is a low profile environmentally-friendly television antenna receiving all local TV and FM stereo stations within a 60-mile radius, without amplification. Replacing existing rabbit ears and unsightly fishbone antennas, this antenna is easily mounted on a TV or rooftop, inside an attic or recreational vehicle or behind a satellite dish. Performance, reliability, versatility and ease of installation all combine to underscore what this revolutionary antenna is all about.

The IAS Amateur Radio Antenna receives and transmits a wide range of broadband frequencies (from 0.5 to 30 MHz), while measuring a mere 36 inches in diameter with a height of only two inches. The CTHA technology tuned at 7.2 MHz or
14.213 MHz replaced dipoles of 66 ft and 33 ft long respectively. In addition, a miniature 2 inch tall antenna succeeds the invasive six-foot antenna used on towers today. This antenna can be placed on the ground, on top of buildings, in a boat or concealed in the fuselage of a plane.

The new TV and Amateur Radio Antenna can be purchased on the World Wide Web at www.iascom.com. IAS Communications also plans to sell the antennas on Information-Highway.com, Inc.'s (OTC BB: IHWY) virtual mall Internet Web site, which is being constructed a the company's Executive Club site at http://www.theexecutive.com.

Y2K issue

In recognition of the Year 2000 risk for information systems, computers, equipment and products using date sensitive software, the Company has retained a consultant to assess the risk to the Company, both internally and externally. However, the Company does not anticipate that its operations will be materially affected. In the unlikely event that the Company's computers are not Year 2000 compliant, the consultant will remedy any deficiencies.

The Company is monitoring the Year 2000 compliance by external parties to whom the Company may be dependent, primarily its bank, suppliers and accountants. The Company is unable to assess the potential damage that may be caused if external parties are unable to resolve their Year 2000 compliance. If it appears that any external party to whom the Company is dependent will be unable to resolve its Year 2000 issue prior to December 31, 1999, the Company has designated personnel to be responsible for developing a contingency plan to minimize the risk of business interruption of the Company.

To mitigate any risk to the Company from external parties, the Company has made every effort to ensure that all current financial, legal and administrative information on the Company is maintained by the Company, both on paper and on the Company's computers.

It is not expected that any material costs will be incurred in addressing the Year 2000 compliance for the Company.

Results of operations for the nine months ended January 31, 1999 ("current period") compared to the nine months ended January 31, 1998 ("comparative period")

There were no revenues from the sale or licensing of the CTHA during the current and comparative periods.

The net loss for the current period was $1,045,000 compared to $1,102,000 for the comparative period. The decrease of $57,000 was due to the Company using hired consultants to perform the majority of the development work instead of expensive large contractors as used throughout the comparative period and for the first six months of the current period. During the current period a $30,000 financing commission and $65,000 of professional fees were paid in connection with the $5,000,000 convertible redeemable debenture unit offering. The Company also issued shares to two financial consulting firms for investor relation activities during the current period. The total non-cash expense was $105,200. An amount of $30,000 was accrued for investor relations consulting and publication services during the previous quarter but reversed during the current quarter as a result of dropping the program. None of the above activities took place during the comparative period. The Company concluded the contract with West Virginia University at October 31, 1998 which contract totalled $166,000 for the six months then ended compared to $267,000 in the comparative period. The Company contracted Emergent Technologies Corporation through TEAM to develop the 20 prototypes to be delivered to ARINC Incorporated. A total of $227,000 has been paid to Emergent and a total of $67,000 has been received by ARINC Incorporated to offset the costs incurred to build the proof-of-concept antennas. No expense has been incurred during the current quarter with respect to Emergent. Interest on convertible debentures was $24,000 during the current period as compared to $2,000 in the comparative period. During the current period the Company paid $12,000 for a business plan as a one-time cost.

Liquidity

During the current period the Company financed its operations by completing a units offering raising $140,000. This units offering is now complete and a total of 675,600 units were issued and $1,182,300 was raised. Each unit contained one share and one warrant to acquire one additional share at $1.75 expiring one year from receipt of funds and at $2.25 expiring two years after. The Company completed a financing agreement during the previous quarter with an Investment Banker to issue a total of $5,000,000 in aggregate principal amount of units. Each unit consists of a three year, 8% Convertible Redeemable Debenture in the amount of $500,000 and a warrant to purchase 25,000 shares at a price not exceeding $2.85 per share. The Company has received $500,000 from the exercise of one unit and does not expect any additional units to be sold. A 6% commission and a warrant for 5,000 shares at $2.85 was paid to Dutchess Capital Partners, Inc. of New York, New York. A total of 82,584 shares have been issued upon the conversion of $60,000 of convertible debentures.

The Company also received $67,000 from ARINC Incorporated which represents a Fixed Price Agreement for CTHA Development and Prototypes. The Company is to deliver 20 proof-of-concept antennas for further evaluation.

The Company has received $75,250 and issued 43,000 shares pursuant to warrants exercised at $1.75 per share.

The Company has raised $39,875 towards a private placement of shares at $1.25 per share.

The Company has allotted 662,600 shares for the potential exercise of warrants outstanding, which, if exercised, would total $1,192,550. The Company has granted certain directors and employees options to acquire 821,500 shares exercisable at prices between $0.25 and $3.00 per share. If all options are exercised the Company would receive approximately $1,600,000.

The Company's current working capital deficit is $545,000. The Company will also offer 200,000 units at $1.00 per unit (revised from $1.25 per unit) to raise a further $200,000 of which $39,875 has been raised to date. Each unit will contain one share and one warrant to acquire one additional share at $1.50 in year one. The Company has also received funding from affiliated companies amounting to $40,000 but can not expect this funding to continue. The Company continues to rely on support of trade creditors until a substantial financing can be completed with favourable terms to the Company.

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

          27.1 - Financial Data Schedule

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 10, 1999             IAS COMMUNICATIONS, INC.

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