Form 10KSB
period 1999-04-30
IAS COMMUNICATIONS INC
filed 1999-08-02
CIK 945641

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        -------------------------------

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended April 30, 1999

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

     The Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1999, computed by reference to the price at which the stock was sold on that date: $4,517,699.62.

     The number of shares outstanding of the registrant's Class A voting Common Stock, no par value, as of June 30, 1999 was 10,268,858.

     Documents incorporated by reference:

      The information required by Part III, relating to Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Executive Compensation; and Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; is hereby incorporated by reference from the Company's definitive proxy statement to be filed on or before August 28, 1999.

-------------------------------------------------------------------------------

                           IAS COMMUNICATIONS, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----
Item 1.    Description of Business........................................    3

Item 2.    Property.......................................................    9

Item 3.    Legal Proceedings..............................................    9

Item 4.    Submission of Matters to a Vote of Security Holders............    9

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......   10

Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   11

Item 7.    Financial Statements...........................................   14

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............   30

Item 10.   Executive Compensation.........................................   30

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................   30

Item 12.   Certain Relationships and Related Transaction..................   30

Item 13.   Exhibits and Reports on Form 8-K...............................   30

                                    PART I

ITEM 1.        DESCRIPTION OF BUSINESS
-------        -----------------------

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

The Company successfully tested the CTHA for the ham version of the CTHA at the Dayton Hamvention during the past fiscal year, which demonstration served to introduce the CTHA to users in the ham frequency range.

An agreement was completed to build and test the CTHA Antenna for receiver sites in the narrowband personal communications system network of MobileComm (MobileMedia Communications, Inc.). Ten prototypes of the CTHA were completed for testing by MobileComm. The test results from MobileComm have been unsuccessful.

By News Release dated October 27, 1998, the Company announced that Larry Hawks, the Company's Chief Engineer and Vice-President of Research and Development, had designed and tested a new technology antenna that is 14" in diameter and 2" thick that will receive in an omni pattern or can be directional to receive in 35 degree segments. The new antenna requires no amplifier and is easy to connect as it is simply bolted in place with the mounting provided. The Company's low profile, environmentally friendly television antenna will receive all local VHF/UHF stations and will replace the unsightly existing beam antennas used today. They can be attached to a satellite dish mounted on a recreational vehicle, placed in the attic of a house or condominium, on top of a roof or placed on a television set to receive local television statements within a 60 mile radius. A new amateur radio antenna was also designed and tested, which new design is portable on 10 through 80 meters with an antenna tuner or operates as a mono band on 20 and 40 meters. With its unique properties, the antenna can be laid on the ground, in an attic, on a roof or awning, or placed on a tree or on top of a motorhome and even transmits and receives in the trunk of an automobile. The antenna is approximately 36" in diameter and is 2" high. It can use a 50-OHM coax of choice and will load to the full legal limit and is broad banded to receive signals from .5 MHz to 30 MHz. It has been field tested by Larry Hawks for one year, with logged contacts from California to New York, north central Indiana to Mexico, all of South America, Spain, England, Russia, Norway, Switzerland and many other European countries.

By a News Release dated January 11, 1999, the Company issued a progress report on the successful test results received from the ARINC engineer on the new satellite antenna. The objective of the joint development effort is to produce a new antenna product designed to meet identified Dominium(R) market needs. The specific markets targeted for this antenna are the untethered trailer tracking, intermodal shipping container, and military transportation segments, which markets require a simple, low-cost tracking device and covert installation that includes an unobtrusive antenna. The current "First Pre-Production Prototype" of this development was delivered to ARINC, Inc., Colorado Springs, Colorado on December 29, 1998. An additional 20 antennas were delivered to ARINC. Since delivery these antennas have been under continuous testing.

New antenna technology was evaluated to determine technical feasibility, production ability, and installation parameters and issues. The new antenna for a "flat" (approximately 1/2 inch thick) antenna was designed to meet specific Dominium/R/ size, performance, and packaging requirements. This project also included analysis with respect to technical maturity, manufacturing and integration issues, installation issues (new trailers via trailer manufacturers and retrofits to fielded trailers), impacts on the existing and future fielded system costs, and time to implement.

Larry Hawks, the Company's Chief Engineer, has delivered 19 additional prototypes of the new Hawks antenna (ORBCOMM) to ARINC in Colorado Springs for final acceptance testing. Production of the Dominium/R/ antennas is expected to start immediately after successful testing.

The Company granted ARINC an exclusive license to market and sell the new antennas for ORBCOMM satellite applications under the Dominium/R/ product line to encompass the worldwide inter-modal shipping containers market area for one year. ARINC, founded in 1929 and headquartered in Annapolis, Maryland, provides communications and systems integration engineering to business and industry. ARINC's Dominium/R/ product line uses the ORBCOMM low earth orbit (LEO) satellite communication system, which provides global communications coverage especially useful in remote areas that are not serviced by conventional or cellular telephone or other terrestrial communication networks. The Dominium/R/ tracker unit is battery powered and equipped with the Global Positioning System
(GPS). It can be programmed to automatically report its position and other information like temperature, engine speed or load capacity, at any desired time interval, or upon reaching a user-determined alarm value. Dominium/R/ also markets a data messaging line of products, which integrates input/output devices for sending and receiving text messages.

A subscriber installs the tracker unit on the asset to be tracked or monitored for a variety of applications including trucks, truck tractors, detached truck trailers, rail cars, ships and containers. Dominium/R/ currently provides service to national and regional trucking companies and to national railroads. Container shipping companies are currently evaluating the product for delivery in 1999.

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

Information Highway agreed to sell the Company's television and amateur radio antennas on their virtual mall Internet website, which is being constructed at Information Highway's Executive Club site at www.theexecutive.com. Information Highway maintained exclusive worldwide web rights for the sale of the antennas for a five-year period starting March 1, 1999.

TDP Electronics has been contracted to supply the housing and accessories to complete a unit for the IAS television antennas. TDP is a supplier of antennas and accessories to many retailers throughout North America.

By News Release dated March 9, 1999 the Company announced that it had received the first supply of antenna housing and hardware from its supplier TDP Electronics (a division of Tandy Electronics), and had commenced production of the Hawks low profile TV and Amateur Radio Antennas.

The new TV and Amateur Radio Antenna can be purchased on the World Wide Web at www.iascom.com. IAS Communications also sells the antennas on Information-Highway.com, Inc.'s (OTC BB: IHWY) virtual mall Internet Web site at http://www.theexecutive.com.

On April 21st, 1999 the Company announced that the Hawks television antenna was in its final stage of design. The television antenna is 2" high and 5" in diameter and replaces the Company's existing 14" dish antenna. The new television antenna can be effortlessly placed at many locations, such as on roofs, behind satellite dishes or even on a trailer/mobile home. It is not affected by surrounding interference. Acme Testing Inc., an ISO 9002 registered company has completed testing on the 14" television antenna. Testing confirmed that the VHF/UHF/FM antenna exceeded all normal requirements for the receiving range of 54 MHz to 800 MHz in the horizontal and vertical modes proving that the Company's antenna performs with a near isotropic pattern.

The Company is currently in production with the 14" television and amateur radio antennas and is receiving orders on a daily basis through its Internet site. The Company plans to aggressively market the new 5" antenna at $29.95.

Y2K issue
---------

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

The Company is monitoring the Year 2000 compliance by external parties to whom the Company may be dependent, primarily its bank, suppliers and accountants. The Company is unable to assess the potential damage that may be caused if external parties are unable to resolve their Year 2000 compliance issues. If it appears that any external party to whom the Company is dependent will be unable to resolve its Year 2000 issue prior to December 31, 1999, the Company has designated personnel to be responsible for developing a contingency plan to minimize the risk of business interruption of the Company.

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

The whole unit is ground plane independent. Traditional antennas are dependent on the conductive plane found at the surface of the earth to achieve geographic coverage. For that reason the higher above the surrounding terrain that an antenna is installed, the greater its range of coverage. The CTHA appears from anecdotal data and observed practical experiments to achieve its range of coverage without reference to or being dependent on the conductive ground plane. The result of "ground plane independence" is that the CTHA does not need to be mounted on a tall tower or at the top of a mountain. The CTHA' s coverage apparently can be achieved with a ground level installation. The elimination of such towers is a major cost advantage and reduces interference in the visual environment as well as in the physical environment. Signals are fed to the antenna through up to four networks which attach to the structure at evenly-spaced locations. Resulting electromagnetic fields act as if they are solely produced by a ring of pure magnetic currents; in other words, the contributions due to electric currents are canceled. This planar ring of magnetic current is electromagnetically equivalent to a linear electric current.

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

COMPETITION

The market for antennas is highly competitive. There are numerous manufacturers of antennas in the United States with substantially greater financial, technical, marketing and other resources than the Company. To the Company's knowledge, no competitors are currently manufacturing any product which is substantially similar to the CTHA and patent research does not reveal any competing technology. The Company has not determined if it will compete with satellite dishes.

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

On June 11, 1998, the Company signed a license agreement for the CTHA antenna with ARINC, Incorporated, an ORBCOMM value added reseller. ARINC provides communications and systems integration engineering to business and industry. ARINC's Dominium/R/ product line uses the ORBCOMM low earth orbit (LEO) satellite communication system which provides global communications coverage especially useful in remote areas that are not serviced by conventional or cellular telephone or other terrestrial communications networks. The Dominium/R/ tracker unit is battery powered and equipped with the Global Positioning System. It can be programmed to automatically report its position and other information like temperature, engine speed or load capacity at any desired time interval or upon reaching a user-determined alarm value. Dominium/R/ also markets a data messaging line of products which integrates input/output devices for sending and receiving text messages. A subscriber installs the tracker unit on the asset to be tracked or monitored for a variety of applications including truck tractors, detached truck trailers, rail cars, ships and containers. Dominium/R/ currently provides service to national and regional trucking companies and to national railroads. Container shipping companies are currently evaluating the product for delivery in 1999.

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

ITEM 3.        LEGAL PROCEEDINGS
-------        -----------------

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony and misdemeanor relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 1999.

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

                                       Bid Price    Asked Price
                                      High    Low   High    Low
                                      -----  -----  -----  -----
Quarter ended July  31, 1997          $2.43  $1.56  $2.75  $1.75
Quarter ended October 31, 1997        $3.75  $1.68  $4.00  $1.87
Quarter ended January 31, 1998        $3.00  $2.06  $3.18  $2.37
Quarter ended April 30, 1998          $2.71  $1.93  $2.81  $2.06
Quarter ended July 31, 1998           $2.12  $2.12  $2.25  $2.25
Quarter ended October 31, 1998        $1.437 $1.437 $1.75  $1.75
Quarter ended January 31, 1999        $1.218 $1.218 $1.281 $1.281
Quarter ended April 30, 1999          $1.531 $1.531 $1.593 $1.593

As of June 30, 1999, there were 10,268,858 shares of Common Stock outstanding, held by 145 shareholders of record.

DIVIDEND POLICY

To date the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

UNREGISTERED SECURITIES ISSUED OR SOLD WITHIN THREE YEARS.

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

     In December 1997, the Company sold, in a private placement, $30,000 in aggregate principal amount of its 8-3/4% of Convertible Debentures due June 15, 1998. Each Debenture is convertible into Common Stock of the Company at any time at or prior to maturity at a conversion price of $2.50 per share up to June 15, 1998; at $3.00 from June 16, 1998 to June 15, 1999, and at $3.50 from June 16,
1999 to June 15, 2000. In the event the shares of Common Stock are trading below $4.00 per share on any consecutive ten trading day period during the period May 15, 2000 to June 15, 2000, the conversion price on June 15, 2000 shall be 80% of the average closing bid price of Common Stock over said ten day trading period to 4 accredited investors. These transactions are exempt from registration under the Act by reason of Section 4(2) thereof and Rule 506 of Regulation D. Each certificate representing debentures issued to the investors in this private placement bears a legend restricting transfer.

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

The Company entered into an agreement with an investment banker to place up to $5,000,000 of units, each unit consisting of one $500,000, three year, 8% interest, convertible debenture and one warrant to purchase 25,000 Class "A" shares exercisable into 25,000 shares at $2.85 per share expiring July 22, 2001. One unit was sold on July 22, 1998. The Company received $452,500 after paying to the Agent a 6%, or $30,000, financing fee, legal costs of $17,500 and a warrant to acquire 5,000 Class "A" shares at $ 2.85 per share expiring July 22, 2001. The debenture holder can convert its debenture into common shares based on the face value plus accrued interest divided by 75% of the average five day average trading price prior to conversion. During the year, $325,000 face value plus $15,520 of accrued interest was converted into 471,508 Class "A" common shares at an average price of $0.70 per share. The remaining face value of $175,000 remains unconverted as at April 30, 1999.

Item 6: Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion
-----------------------

IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University "WVU", is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation.

The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk Vanvoorheis, ("Plaintiff") seeks money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. WVU owns the patent rights to the CTHA technology which were sublicensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the worldwide rights to the CTHA commercial applications. Dr. James Smith, the former Chairman of the Board of the Company, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc.

Pursuant to various Motions to the U.S. District Court for the District of Oregon, the Company was successful in having the Oregon Litigation transferred to the Northern District of West Virginia. A trial date has not been set.

Based upon the information available to the Company at this time, the Company believes that the Plaintiff's alleged claim of infringement is without legal or factual basis. However, if the Plaintiff in the Oregon Litigation is successful, it could seriously jeopardize the Company financially.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has undergone recurring losses from inception, totalling $4,510,911 and has a working capital deficit of $526,924 which includes a negative cash balance of $26,095. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop markets for its products and receive ongoing support from the majority of its creditors. The Company has arranged a $25,000,000 convertible debenture with an investment banker, of which $500,000 has been drawn down.

The Company plans to raise $500,000 and issue 500,000 units at $1.00 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.50 per share if exercised in year one. A total of $200,000 was raised and 200,000 shares issued at

April 30, 1999 and $60,000 has been raised subsequently. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 901,600 shares may be exercised to net $1,789,200; these warrants are currently not in-the-money and are unlikely to be exercised currently and options with respect to 1,015,000 shares may be exercised to net $1,109,250. The Company subsequently received a final payment of $33,000 to complete a $100,000 non-recurring engineering fee from a potential licensee.

Results of Operation for the Year Ended April 30, 1999 as compared to the Year
------------------------------------------------------------------------------
Ended April 30, 1998
--------------------

During the latter part of fiscal 1999 the Company, through its agreement with Information-Highway.com, Inc., has sold 4 ham radio antennas and 62 TV antennas over the Internet. Sales revenue amounted to $3,000 for fiscal 1999 as compared to nil for fiscal 1998.

The net loss for fiscal 1999 was $1,219,000 compared to $1,633,000 for fiscal 1998. The decrease of $314,000 was due to the decrease in research and development expenses to $392,000 during fiscal 1999 as compared to $1,051,000 during fiscal 1998, a decrease of $559,000. The decrease was due to the Company using hired consultants to perform the majority of the development work instead of expensive large contractors such as West Virginia University Research Corporation which cost decreased to $116,000 from $422,000, and such as Emergent Technologies Inc., or (TEAM), which decreased to $227,000 from $533,000. The Company has eliminated the need for these two subcontractors by setting up a manufacturing and sales office in Kokomo, Indiana, which is operated by Larry Hawks. As a result, consulting has increased to $74,000 during fiscal 1999 from $32,000 in fiscal 1998. Potential licensees have defrayed some of the research and development costs by contributing $81,000 during fiscal 1999 as compared to $25,000 in fiscal 1998. Administrative expenses increased by $247,000. A total of $49,000 was incurred during fiscal 1999 on financing and legal fees relating to a debenture issue as compared to nil in fiscal 1998. Debenture interest increased to $28,000 from $3,000 as a result of the $500,000, 8%, convertible debentures. This expense will decrease during fiscal 2000 as a result of $325,000 of such debentures converted during fiscal 1999 and $175,000 of such debentures being currently unconverted. Professional fees increased by $140,000 as a result of the overall debenture financing and defending the litigation referred to earlier. Travel and promotion increased by $50,000 to $70,000 as a result of extensive travel to and from West Virginia, Indiana, New York and Vancouver as a result of operating a facility in Kokomo, Indiana. Management fees decreased to $40,000 from $60,000 as result of Dr. James Smith resigning from the Board of Directors in November, 1998. Rent and secretarial increased by $20,000 as a result of opening the Kokomo, Indiana facility. The Company issued shares to three financial consulting firms for financial consulting services during fiscal 1999 and fiscal 1998. The total non-cash investor relations expense decreased by $30,000 to $230,000.

The Company's net loss per share decreased by $0.05 to $0.13 per share as a result of the lower net loss for the year and the increase in outstanding shares by 10% during the year.

Liquidity
---------
During fiscal 1999 the Company financed its operations and received $916,000 by:

(i) completing a private placement and foreign units offering at $1.75 per unit raising $131,000. A total of $1,173,550 was received between November, 1997 and July 9, 1998 (date of closing) pursuant to this offering of 670,600 units at $1.75 per unit. Each unit has been issued and contained one share and one warrant to acquire one additional share at $1.75 per share expiring between November, 1998 and July, 1999 being one year after receipt of funds, of which 48,000 warrants were exercised during the year for proceeds of $84,000, and the remaining 622,600 warrants are currently exercisable at $2.25 per share expiring between November 1999 and July 2000.

(ii) issuing 200,000 units at $1.00 per unit and receiving $200,000 towards a total of 500,000 units offered. Each unit contained one share and one warrant to acquire one additional share at $1.50 expiring in April, 2000. Subsequent to April 30, 1999 the Company raised a further $60,000 pursuant to this offering.

(iii) Entering into an agreement with an investment banker to place up to $5,000,000 of units, each unit consisting of one $500,000, three year, 8% interest, convertible debenture and one warrant to purchase 25,000 Class "A" shares exercisable into 25,000 shares at $2.85 per share expiring July 22, 2001. One unit was sold on July 22, 1998. The Company received $452,500 after paying to the Agent a 6%, or $30,000, financing fee, legal costs of $17,500 and a warrant to acquire 5,000 Class "A" shares at $2.85 per share expiring July 22, 2001. The debenture holder can convert its debenture into common shares based on the face value plus accrued interest divided by 75% of the average five day average trading price prior to conversion. During the year $325,000 face value plus $15,520 of accrued interest was converted into 471,508 Class "A" common shares at an average price of $0.70 per share. The remaining face value of $175,000 remains unconverted.

During fiscal 1999 the Company invested these funds as follows:

(i) $12,000 of these funds were spent on acquiring capital assets to set up its Kokomo, Indiana facility. The cost of these assets was $37,000 of which $25,000 was defrayed by way of a contribution by Information-Highway.com, Inc. pursuant to their exclusive license agreement to market the TV and Ham Radio CTHA antennas over the Internet.

(ii) $20,000 of these funds were spent on patent protections costs in various jurisdictions.

(iii) $926,000 of these funds were spent on operating activities as discussed above under Results of Operation for the Year Ended April 30, 1999 as compared to the Year Ended April 30, 1998. Significant non-cash operating activities were $230,000 of financial consulting expenses paid for with shares and $152,000 of operations were financed by an increase in accounts payable.

The Company's cash position has decreased by $42,000 to negative $26,000 and its working capital deficit, as of April 30, 1999, is $477,000, which does not include $210,000 of convertible debentures which are considered long term liabilities and/or will be converted into Class "A" common shares. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity and/or remain a going concern entity is dependent upon its successful efforts to raise additional equity financing, develop markets for its products and receive further support from its trade creditors.

The Company plans to raise $500,000 and issue 500,000 units at $1.00 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.50 per share if exercised in year one. A total of $200,000 was raised and 200,000 shares issued as of April 30, 1999 and $60,000 has been raised subsequently. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 901,600 shares may be exercised to net $1,789,200; these warrants are currently not in-the-money and are unlikely to be exercised currently and options with respect to 1,015,000 shares may be exercised to net $1,109,250. The Company subsequently received a final payment of $33,000 to complete a $100,000 non-recurring engineering fee from a potential licensee.

Item 7. Financial Statements
------  --------------------

        Independent Auditor's Report

        Balance Sheets as of April 30, 1999 and 1998

        Statements of Operations accumulated from December 13, 1994 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998

        Statements of Cash Flows accumulated from December 13, 1994 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998

        Statement of Shareholders' Equity accumulated from December 13, 1994
          (Inception) to April 30, 1999

        Notes to the Financial Statements

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Board of Directors
IAS Communications, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of IAS Communications, Inc. (a Development Stage Company) as of April 30, 1999 and 1998 and the related statements of operations, shareholders' deficit and cash flows for the period from December 13, 1994 (inception) to April 30, 1999 and the years ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluati ng the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 1999 and 1998 and the results of its operations and its cash flows for the period from December 13, 1994 (inception) to April 30, 1999 and the years ended April 30, 1999 and 1998 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues or profitable operations since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any ad justments which might result from the outcome of this uncertainty.


                                              /s/ Elliott, Tulk, Pryce, Anderson


                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
July 15, 1999

IAS Communications, Inc.
(A Development Stage Company)

Balance Sheets

April 30, 1999 and 1998

                                                                                                1999                1998
                                                                                                  $                   $
                                                               Assets
Current Assets

     Cash                                                                                             -              15,882
     Accounts receivable                                                                          8,445                   -
     Inventory                                                                                    6,056                   -
     Prepaid expenses                                                                            43,031              14,925
                                                                                             ----------          ----------
                                                                                                 57,532              30,807
Capital Assets (Note 3)                                                                          39,860              40,437
Intangible Assets (Note 4)                                                                      368,947             368,836
                                                                                             ----------          ----------
                                                                                                466,339             440,080
                                                                                             ==========          ==========

                                                Liabilities and Shareholders' Deficit
Current Liabilities

     Cheques issued in excess of funds on deposit                                                26,095                   -
     Accounts payable                                                                           472,558             370,512
     Accrued liabilities                                                                         35,803              80,160
                                                                                             ----------          ----------
                                                                                                534,456             450,672
Convertible Debentures (Note 6)                                                                 210,000              40,000
                                                                                             ----------          ----------
                                                                                                744,456             490,672
                                                                                             ----------          ----------

Commitments and Contingencies (Notes 1, 9 and 10)

Shareholders' Deficit
Common Stock (Note 7)

     Class "A" voting       -  100,000,000 shares authorized
                               without par value; 10,268,858
                               and 9,320,350 shares issued
                               and outstanding respectively                                   4,182,794           3,155,884

                            -  paid for but unissued                                                  -              35,000

     Class "B" non-voting   -  100,000,000 shares authorized without
                               par value; none issued                                                 -                   -
                                                                                             ----------          ----------
                                                                                              4,182,794           3,190,884
Preferred Stock             50,000,000 shares authorized; none issued                                 -                   -

Deficit Accumulated During The Development Stage                                             (4,460,911)         (3,241,476)
                                                                                             ----------          ----------
                                                                                               (278,117)            (50,592)
                                                                                             ----------          ----------
                                                                                                466,339             440,080
                                                                                             ==========          ==========

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from December 13, 1994 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998


                                                                       Accumulated from
                                                                 December 13, 1994 (Inception)
                                                                         to April 30,
                                                                             1999                     1999          1998
                                                                               $                        $             $
Revenue                                                                        2,813                    2,813             -
Cost of Sales                                                                    953                      953             -
                                                                           ---------                ---------     ---------

Gross Profit                                                                   1,860                    1,860             -
                                                                           ---------                ---------     ---------
Administration Expenses
     Bank charges                                                              3,177                    1,053           929
     Business plan                                                            57,119                   11,910        26,619
     Debenture financing fees                                                 49,199                   49,199             -
     Depreciation                                                              2,906                    1,752         1,030
     Interest on convertible debentures                                       31,032                   28,312         2,720
     Investor relations - advertising/publications                           357,812                  133,674       152,188
     Investor relations - consulting                                         361,693                  154,864       119,773
     Management fees                                                         247,500                   40,000        60,000
     Office, postage and courier                                             124,327                   43,882        53,093
     Professional fees                                                       535,093                  202,876        63,267
     Rent and secretarial                                                    144,144                   61,921        38,223
     Telephone                                                                86,195                   10,393        29,082
     Transfer agent and regulatory                                            50,337                   22,205        16,787
     Travel and promotion                                                    128,071                   69,692        19,609
     Less interest income                                                    (15,861)                  (2,414)       (1,622)
                                                                           ---------                ---------     ---------

                                                                           2,162,754                  829,319       581,698
                                                                           ---------                ---------     ---------

Research and Development Expenses
     Royalty                                                                  13,000                    4,000         3,000
     Consulting                                                              276,714                   74,295        32,000
     Depreciation and amortization                                            66,882                   30,662        26,634
     Market awareness and development                                         60,000                        -        60,000
     Subcontract - West Virginia University Research Corporation             942,014                  115,771       421,691
     Subcontract - Emergent Technologies Corporation                       1,390,427                  227,550       896,742
     Subcontract - Others                                                     20,479                   20,479             -
     Less contributions by a joint venture partner                          (363,718)                       -      (363,718)
     Less engineering contributions by licensees                            (105,781)                 (80,781)      (25,000)
                                                                           ---------                ---------     ---------

                                                                           2,300,017                  391,976     1,051,349
                                                                           ---------                ---------     ---------

Net Loss                                                                   4,460,911                1,219,435     1,633,047
                                                                           =========                =========     =========

Net Loss Per Share                                                                                       (.13)         (.18)
                                                                           =========                =========     =========

Weighted Average Shares Outstanding                                                                 9,600,000     8,900,000
                                                                                                    =========     =========

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from December 13, 1994 (Inception) to April 30, 1999 and the years ended April 30, 1999 and 1998

                                                                       Accumulated from
                                                                 December 13, 1994 (Inception)
                                                                         to April 30,
                                                                             1999                     1999          1998
                                                                               $                        $             $
Cash Flows to Operating Activities
     Net loss                                                             (4,460,911)              (1,219,435)   (1,633,047)
     Adjustments to reconcile net loss to cash
         Gain on shares cancelled                                                (10)                       -             -
         Depreciation and amortization                                        69,788                   32,414        27,664
         Shares issued for services                                          499,098                  230,640       260,125
         Shares issued for debenture interest                                 15,520                   15,520             -
     Change in non-cash working capital items
         Increase in prepaid expenses                                        (43,031)                 (28,106)       (2,975)
         Increase in accounts receivable                                      (8,445)                  (8,445)            -
         Increase in inventory                                                (6,056)                  (6,056)            -
         Increase in accounts payable                                        472,558                  102,046       256,652
         Increase (decrease) in accrued liabilities                           35,803                  (44,357)      (46,840)
                                                                          ----------               ----------    ----------

Net Cash Used in Operating Activities                                     (3,425,686)                (925,779)   (1,138,421)
                                                                          ----------               ----------    ----------

Cash Flows to Investing Activities
     Increase in capital assets                                              (67,792)                 (11,801)       (5,686)
     Increase in licence                                                    (250,000)                       -             -
     Increase in patent protection costs                                    (160,802)                 (20,147)      (99,975)
                                                                          ----------               ----------    ----------

Net Cash Used in Investing Activities                                       (478,594)                 (31,948)     (105,661)
                                                                          ----------               ----------    ----------
Cash Flows from Financing Activities
     Increase in common stock                                              3,338,185                  415,750     1,084,925
     Convertible debentures proceeds                                         540,000                  500,000        40,000
                                                                          ----------               ----------    ----------

Net Cash Provided by Financing Activities                                  3,878,185                  915,750     1,124,925
                                                                          ----------               ----------    ----------

Increase (Decrease) in Cash                                                  (26,095)                 (41,977)     (119,157)
Cash - Beginning of Period                                                         -                   15,882       135,039
                                                                          ----------               ----------    ----------

Cash - End of Period                                                         (26,095)                 (26,095)       15,882
                                                                          ==========               ==========    ==========

Non-Cash Financing Activities
6,000,000 shares issued at a deemed fair value
     of $1 in total for property                                                   1                        -             -
Shares issued to an officer at inception
     donated back to the Company and cancelled                                   (10)                       -             -
Shares issued for services                                                     8,333                        -             -
Shares issued for convertible debentures converted                           345,520                  345,520             -
Shares issued pursuant to performance
     stock agreements for services                                           490,765                  230,640       260,125
                                                                          ----------               ----------    ----------

                                                                             844,609                  576,160       260,125
                                                                          ==========               ==========    ==========
Supplemental disclosures:
     Interest paid with cash                                                  15,511                   12,791         2,720
     Income tax paid with cash                                                     -                        -             -

IAS Communications, Inc.
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to April 30, 1999

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                                  Common        During the
                                                                                                   Stock        Development
                                                                                     Shares      Class "A"         Stage
                                                                                        #            $               $
Balance - December 13, 1994 (Inception)                                                   -              -               -

Shares issued to an officer at inception
     for cash at $0.10 per share                                                        100             10               -
Shares issued, at inception, for property
     at a fair value of $1 in total                                               6,000,000              1               -
Shares issued for cash pursuant to:
     a private placement at $0.10 per share                                         700,000         70,000               -
     a public offering memorandum at $0.75 per share                                336,333        252,250               -
Net loss for the period                                                                   -              -         (83,615)
                                                                                  ---------      ---------      ----------

Balance - April 30, 1995                                                          7,036,433        322,261         (83,615)

Shares issued to an officer at inception
     donated back and cancelled                                                        (100)           (10)              -
Shares issued for cash pursuant to
     options exercised at $0.25 per share                                           210,000         52,500               -
Net loss for the year                                                                     -              -        (480,298)
                                                                                  ---------      ---------      ----------

Balance - April 30, 1996                                                          7,246,333        374,751        (563,913)

Shares issued for cash pursuant to:
     a private placement at $1.25 per share                                         500,000        625,000               -
     options exercised at $0.25 per share                                           139,500         34,875               -
     options exercised at $1.25 per share                                            84,500        105,625               -
     a private placement at $2.25 per share                                         222,000        499,500               -
Shares issued for services at $0.33 per share                                        25,000          8,333               -
Net loss for the year                                                                     -              -      (1,044,516)
                                                                                  ---------      ---------      ----------

Balance - April 30, 1997                                                          8,217,333      1,648,084      (1,608,429)
                                                                                  ---------      ---------      ----------

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to April 30, 1999

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                          Common        During the
                                                                                           Stock        Development
                                                                           Shares        Class "A"         Stage
                                                                              #              $               $
Carryforward from April 30, 1997                                          8,217,333      1,648,084      (1,608,429)

Shares previously issued, for cash during
     1994, pursuant to a public offering
     memorandum at $0.75 per share,
     transferred to shareholders' equity
     from redeemable status (Note 7(c))                                     263,667        197,750               -

Shares issued for cash pursuant to:
     options exercised at $0.25 per share                                    83,500         20,875               -
     options exercised at $1.50 per share                                     4,000          6,000               -
     a private placement at $2.25 per share                                   7,000         15,750               -
     a private placement and foreign units
     offering, at $1.75 per share                                           575,600      1,007,300               -

Shares issued for financial services pursuant to
     performance stock agreements                                           169,250        260,125               -

Net loss for the year                                                             -              -      (1,633,047)
                                                                          ---------      ---------      ----------

Balance - April 30, 1998                                                  9,320,350      3,155,884      (3,241,476)

Shares issued for cash pursuant to:
     options exercised at $0.25 per share                                     2,000            500               -
     a private placement and foreign units
     offering, at $1.75 per share                                            95,000        166,250               -
     a private placement at $1.00 per share                                 200,000        200,000               -
     exercise of warrants at $1.75 per share                                 43,000         84,000               -

Shares issued for financial services pursuant to
     performance stock agreements                                           132,000        230,640               -

Shares issued pursuant to conversion of convertible
     debentures including accrued interest                                  471,508        345,520               -

Net loss for the year                                                             -              -      (1,219,435)
                                                                         ----------      ---------      ----------

                                                                         10,268,858      4,182,794      (4,460,911)
                                                                         ==========      =========      ==========

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)


1.   Development Stage Company

     IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

     The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 9(c) for legal proceedings regarding those rights.

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has undergone recurring losses from inception, totalling $4,460,911 and has a working capital deficit of $476,924 which includes a negative cash balance of $26,095. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop markets for its products and receive ongoing support from the majority of its creditors.

     The Company plans to raise $500,000 and issue 500,000 units at $1.00 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.50 per share if exercised in year one. A total of $200,000 was raised and 200,000 shares issued as at April 30, 1999 and $60,000 has been raised subsequently. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 901,600 shares may be exercised to net $1,789,200; these warrants are currently not in-the-money and are unlikely to be exercised currently and options with respect to 1,015,000 shares may be exercised to net $1,109,250. The Company subsequently received a final payment of $33,000 to complete a $100,000 non-recurring engineering fee from a potential licensee.


2.   Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          These financial statements include only the accounts of the Company. The Eclipse Antenna Manufacturing Co., herein "TEAM", which is 50% equity owned and 100% controlled through a voting agreement does not have any assets or operations and the Company's contributions for joint research and development has been paid directly to the other 50% owner of TEAM and expensed as paid.

     (b)  Research and Development

          Research and development costs are expensed in the period in which they are incurred.

     (c)  Capital Assets

          Capital assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years.

     (d)  Intangible Assets

          Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight line basis over 20 years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

2.   Summary of Significant Accounting Policies (continued)

     (e)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. Loss per share for 1999 and 1998 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

     (f)  Accounting for Stock Based Compensation

          The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") in accounting for its stock based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. See Note 6.

     (g)  Foreign Currency Transactions/Balances

          Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

     (h)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (i)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (j)  Tax Accounting

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

          The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

               Year of Loss        Amount        Year of
                                     $          Expiration
               1995                 89,000         2010
               1996                497,000         2011
               1997              1,057,000         2012
               1998              1,096,000         2013
               1999              1,809,000         2014
                                 ---------
                                 4,548,000
                                 =========

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

          The components of the net deferred tax asset at the end of April 30, 1999 and 1998, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                                1999              1998
                                                  $                 $
                 Net Operating Loss            1,808,000       1,096,000

                 Statutory Tax Rate         113,900 + 34%   113,900 + 34%
                                            in excess of    in excess of
                                                $335,000        $335,000

                 Effective Tax Rate                    -               -

                 Deferred Tax Asset              730,000         372,000

                 Valuation Allowance            (730,000)       (372,000)
                                            ------------    ------------

                 Net Deferred Tax Asset                -               -
                                            ------------    ------------

3.   Capital Assets

                                                                                 1999          1998
                                                             Accumulated       Net Book      Net Book
                                                  Cost       Amortization        Value         Value
                                                   $              $                $             $
     Computer and office equipment               18,554          3,808          14,746          6,837
     Research and development equipment          48,000         24,000          24,000         33,600
     Vehicle                                      1,239            124           1,115              -
                                                 ------         ------          ------         ------

                                                 67,793         27,932          39,861         40,437
                                                 ======         ======          ======         ======

     Depreciation per class of capital asset:

     Computer and office equipment                                               2,654          1,030
     Research and development equipment                                          9,600          9,600
     Vehicle                                                                       124              -

4.   Intangible Assets

                                                                                         1999          1998
                                                                     Accumulated       Net Book      Net Book
                                                          Cost       Amortization        Value         Value
                                                            $             $                $             $
     Licence                                             250,001        29,167          220,834        233,334
     Patent protection costs                             160,802        12,689          148,113        135,502
                                                         -------        ------          -------        -------
                                                         410,803        41,856          368,947        368,836
                                                         =======        ======          =======        =======

     Amortization per class of intangible asset:
     Licence                                                                             12,500         12,500
     Patent protection costs                                                              7,536          4,534

     Pursuant to the terms of an option agreement dated November 18, 1994 and amended December 16, 1994 between SMR Investments Ltd. ("SMR") and Integral Concepts Inc. ("ICI") and an assignment of this option agreement dated December 13, 1994, the Company acquired a sublicence to the CTHA, subject to entering into a formal sublicence agreement. Pursuant to the terms of the option agreement, the Company paid $250,000 to ICI, which owns the exclusive licence obtained from West Virginia University Research Corporation ("WVURC") in an agreement dated April 12, 1994. SMR, ICI and WVURC are not related to each other. Pursuant to the assignment agreement, the Company issued 3,000,000 shares to each of Access Information Systems Inc. (A company controlled by SMR) and a director of the Company (principal of ICI) for a total fair value of $1 for all 6,000,000 shares issued.

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

      (ii) The Company will pay WVURC an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to April 30, 1999.

     (iii) The Company will pay ICI an earned royalty on sales, leases or sublicenses of the CTHA of 3% of gross revenues. As amended on March 4, 1997, ICI agreed to reduce the amount of royalties to be paid by 50% in an amount not to exceed $5,000,000 for up to three years.

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


     The business purpose of TEAM was to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS was to buy product from TEAM at cost to manufacture plus 30% for all commercial applications and ETC was to buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the worldwide sublicence from ICI for all military and governmental applications on January 2, 1997.

     TEAM entered into a contract with ETC to carry out combined research and development activities to December 31, 1997. This contract was renewable on a monthly basis at the option of TEAM. ETC and the Company have each funded TEAM $250,000 as required in the JVA.

     TEAM does not have any assets or operations and the Company's contributions for joint research and development has been paid directly to ETC for the Company's specific applications which has been expensed as incurred.


6.   Convertible Debentures

     (i) The Company offered three year, 8-3/4% interest, convertible debentures to raise $500,000, of which $40,000 was sold. Interest is paid annually. During the year, $5,000 of such debentures were converted into 2,000 Class "A" shares at $2.50 per share. The remaining $35,000 of such debentures are convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during May 16, 2000 to June 16, 2000, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

     (ii) The Company entered into an agreement with an investment banker to place up to $5,000,000 of units, each unit consisting of one $500,000, three year, 8% interest, convertible debenture and one warrant to purchase 25,000 Class "A" shares exercisable into 25,000 shares at $2.85 per share expiring July 22, 2001. One unit was sold on July 22, 1998. The Company received $452,500 after paying to the Agent a 6%, or $30,000, financing fee, legal costs of $17,500 and a warrant to acquire 5,000 Class "A" shares at $2.85 per share expiring July 22, 2001. The debenture holder can convert its debenture into common shares based on the face value plus accrued interest divided by 75% of the average five day average trading price prior to conversion. During the year $325,000 face value plus $15,520 of accrued interest was converted into 471,508 Class "A" common shares at an average price of $0.70 per share. The remaining face value of $175,000 remains unconverted.

7.   Common Stock

     (a) Stock Option Plan

         The Company has a Stock Option Plan to issue up to 2,500,000 Class "A" common shares to certain key directors and employees, approved and registered October 2, 1996 and amended May 28, 1999. Pursuant to the Plan the Company has granted stock options to certain directors and employees.

                April 30,     Price         Granted         Cancelled (C)      April 30,            Expiry
                  1998          $          during the       Exercised (E)         1999               Date
                    #                         year           Lapsed (L)            #
                                               #                  #
                    87,000     0.25                 -              2,000 (E)      85,000    December 29, 1999

                    40,000     0.25                 -                  -          40,000    February 4, 2000
                     3,000     1.00*                -                  -           3,000    March 4, 2001
                    21,000     1.00*                -             16,000 (C)       5,000    August 21, 2001

                   380,000     1.00*                -             15,000 (C)     365,000    December 19, 2001

                   150,000     2.25                 -                  -         150,000    December 19, 2001
                    17,500     1.00*                -                  -          17,500    August 1, 2001
                    25,000     1.00*                -                  -          25,000    April 14, 2003
                               1.00*          325,000                  -         325,000    April 14, 2003 to
                                                                                            November 12, 2003

                   723,500                    325,000            (33,000)      1,015,500
                   =======                    =======             =======      =========

         * repriced May 28, 1999.


         On May 28, 1999 the Company granted stock options to certain employees to acquire up to 205,000 shares exercisable at $1.00 per share expiring May 28, 2004.

         The options are granted for current services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock is issued for services rendered the fair value of the shares issued is recorded as compensation expense or capitalized, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Over The Counter Bulletin Board.

         The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model with the following assumptions: risk free interest rate was 5%, expected volatility of 20%, an expected option life of two years and no expected dividends.

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 1999 and 1998 would have been as follows:

                                                                1999          1998
                                                                 $              $
                  Net loss
                      As reported                            (1,219,435)   (1,633,047)
                      Pro forma                              (1,314,785)   (1,738,362)

                  Basic net loss per share
                      As reported                                  (.13)         (.18)
                      Pro forma                                    (.14)         (.19)

     (b)  Performance Stock Plan

          The Company has allotted 1,000,000 Class "A" Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when the shares are issued at their then fair market value. The Company has issued 301,250 shares for financial consulting services, at a fair value of $490,765. A further 400,000 shares may be earned, see Note 9(a)(i).

     (c)  Private placements/warrants

          (i) A total of $1,173,550 was received between November, 1997 and July 9, 1998 (date of closing) pursuant to a private placement and foreign offering of 670,600 units at $1.75 per unit. Each unit has been issued and contained one share and one warrant to acquire one additional share at $1.75 per share expiring between November, 1998 and July, 1999 being one year after receipt of funds, of which 48,000 warrants were exercised during the year for proceeds of $84,000, and the remaining 622,600 warrants are currently exercisable at $2.25 per share expiring between November 1999 and July 2000.

          (ii) The Company received $200,000 and issued 200,000 units at $1.00 per unit towards a total of 500,000 units offered. Each contained one share and one warrant to acquire one additional share at $1.50 expiring in April, 2000. Subsequent to April 30, 1999 the Company raised a further 60,000 pursuant to this offering.

          (iii) See Note 6(ii) for warrants to acquire 31,000 shares at $2.85 per share expiring July 22, 2001.


8.   Related Party Transactions

     Management fees of $40,000 (1998 - $60,000) and rent and secretarial fees of $18,000 (1998 - $18,000) have been paid to directors or companies under their control. All fees were recorded at their exchange amounts.


9.   Commitments and Contingencies

     (a)  Contractual Commitments

               (i) The Company is committed to issue up to 400,000 Class "A" shares to the President of ETC and President of TEAM which shall be earned as to 100,000 shares for every 1,000,000 CTHA's sold.

               (ii) See Note 7 for commitments to issue shares upon the exercise of stock options and warrants.

     (b)  Contingent liability - Development Stage Company (See Note 1).

     (c)  Legal Proceedings

          The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk Vanvoorheis, ("Plaintiff") seeks money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company has notified West Virginia University ("WVU") of this claim and has contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.


          The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the world wide rights to the CTHA commercial applications. Dr. James Smith, the former Chairman of the Board of the Company, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc.

     (c)  Legal Proceedings

          Pursuant to various Motions to the U.S. District Court for the District of Oregon the Company was successful in having the Oregon Litigation tried in the Northern District of West Virginia. A trial date has not been set.

          Based upon the information available to the Company at this time, the Company believes that the Plaintiff's alleged claim of infringement is without legal or factual basis. However, if the Plaintiff in the Oregon Litigation is successful, it could seriously jeopardize the Company financially.

     (d)  Lease Commitment

          The Company has renewed its Kokomo, Indiana facility lease which terminates August 10, 2000 at an annual lease rate of $24,000.

10.  Uncertainty Due to the Year 2000 Issue

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


11.  Subsequent Events

     Subsequent to April 30, 1999 the Company has:

     (i) received a further $60,000 pursuant to a private placement units offering at $1.00 per unit.

     (ii) granted stock options to acquire 205,000 shares at $1.00 per share expiring May 28, 2004

     (iii) received $33,000 as final payment towards a $100,000 non-recurring engineering fee from a potential licensee.

                                   PART III

The information required by this Part III, relating to Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Executive Compensation; and Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions; is hereby incorporated by reference from the Company's definitive proxy statement to be filed on or before August 29, 1999.

Item 13(a). Exhibits.

Number                    Description                               Page No.
------                    -----------                               --------
  3             Articles of Incorporation and By-Laws
  3.1           Articles of Incorporation                              (1)
  3.2           Article of Amendment                                   (1)
  3.3           By-Laws                                                (1)
  4             Instruments Defining Rights of Security Holders
  4.1           Specimen Share Certificate for Class A Shares          (1)
  4.2           Specimen Share Certificate for Class B Shares          (1)
  4.3           Specimen Warrant                                       (2)
  4.4           Specimen Debenture                                     (2)
  23            Consent of Experts and Counsel
  23.1          Consent of Elliott Tulk Pryce Anderson
  27            Financial Data Schedule

________________________


(1) Incorporated by reference from Form S-1 Registration Statement (33-92592).

(2) Incorporated by reference from Form 10-KSB for Fiscal Year 1998.

Item 13(b). Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IAS COMMUNICATIONS, INC.



                                    By: /s/ John G. Robertson
                                        ---------------------------------------
                                        John G. Robertson, President
                                        Chief Executive Officer and Director

Dated:  July 29, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of July 30, 1999.


Signature                                              Title
---------                                              -----

/s/ John G. Robertson                        President, Chief Executive
-----------------------------------------      Officer and Director
John G. Robertson


/s/ James Vandeberg                          Director
-----------------------------------------
James Vandeberg


                                             Director
-----------------------------------------
Patrick Badgley


                                             Director
-----------------------------------------
Paul Lamarche


/s/ Jennifer Lorette                         Chief Financial Officer
-----------------------------------------     and Principal Accounting
Jennifer Lorette                              Officer