Form 10KSB/A
period 1999-04-30
IAS COMMUNICATIONS INC
filed 1999-09-10
CIK 945641

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        _______________________________

                                 FORM 10-KSB/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                       Class A Common Stock, no par value

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrants revenues for its most recent fiscal year were:  $2,813.

The Aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1999, computed by reference to the price at which the stock was sold on that date: $4,517,670.

The number of shares outstanding of the registrant's Class A Common Stock, no par value, as of June 30, 1999 was 10,268,858.

Documents incorporated by reference:  NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each Executive Officer and Director of the Company:


NAME             AGE      POSITION
John G. Robertson     58  President, Principal Executive Officer and a member of the Board of Directors

James L. Vandeberg    56  Chief Operating Officer and a member of the Board of Directors

Jennifer Lorette      27  Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer

Patrick Badgley       55  Member of the Board of Directors

Paul E. Lamarche      55  Member of the Board of Directors


All Directors of the Company have served since the formation of the Company in December, 1994, except for James L. Vandeberg, who was appointed to the Board of Directors in November, 1998. The Executive Officers were elected on February 4, 1995, except for James L. Vandeberg, who was appointed as Chief Operating Officer on August 1st, 1999. All officers currently devote part-time to the operation of the Company.

There are no family relationships between any director or executive officer and any other director or executive officer.

     John G. Robertson - President, Principal Executive Officer and a Member of the Board of Directors

Mr. Robertson has been the President and Principal Executive Officer and a Director of the Company since its formation. Mr. Robertson has been the Chairman, President and Chief Executive Officer of REGI, U.S., Inc., an Oregon corporation traded on the OTC bulletin board, since July 1992. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the Vancouver Stock Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is ultimately controlled by Reg Technologies Inc. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. Mr. Robertson is also the President and Founder of Teryl Resources Corp., a public company trading on the Vancouver Stock Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Flame Petro Minerals Corp., a public company trading on the Alberta stock Exchange with interests in oil and gas and gold prospects. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

     James L. Vandeberg - Chief Operating Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999. Mr. Vandeberg is a partner in the Seattle, Washington law firm of Vandeberg Johnson & Gandara. He has served as counsel to the Company since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

     Jennifer Lorette - Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer

Ms. Lorette is a founder, and has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company since February 1995. Since June 1994 Ms. Lorette has been Vice President and Chief Financial Officer of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. Since April 1994 she has also been Vice President of Administration for Reg Technologies, Inc., a British Columbia corporation listed on the Vancouver Stock Exchange. REGI U.S. is ultimately controlled by Reg Technologies Inc. Since June 1997 Ms. Lorette has been Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor.
Since June 1994 Ms. Lorette has also been Chief Financial Officer and Vice President of Flame Petro-Minerals Corp.

     Patrick Badgley - Member of the Board of Directors

Mr. Badgley is a founder and a member of the Board of Directors of the Company since formation. Since February 1994, Mr. Badgley has been a Vice President of
REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board.   Since
July 1993 he has been a Director of Reg Technologies Inc., a British Columbia corporation listed on the Vancouver Stock Exchange. REGI U.S. is ultimately controlled by Reg Technologies Inc. From November 1986 to February 1994, Mr. Badgley was the Director of Research and Development for Adiabatics, Inc., an Indiana corporation, which was engaged in the business of advanced engine concepts. Mr. Badgley holds a Bachelor of Mechanical Engineering degree from the Ohio State University, Columbus, Ohio.

     Paul E. Lamarche - Member of the Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, other than Dr. James Smith, Mr. Badgley and Mr. Lamarche, who furnished no Forms to the Company during the year, no officer, director or beneficial owner of more than ten percent of the Common Stock of the Company failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

No executive officer had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received options to purchase 200,000 and 150,000 shares of the Company's common stock in fiscal years 1999 and 1997, respectively.

A management fee of $2,500.00 per month is accrued for payment to Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, the beneficiary of which is Kelly Robertson, daughter of John G. Robertson. Further, the sum of $1,500.00 is accrued for payment to Access Information Services, Inc. for rent and secretarial services.

No other compensation is paid to any of the Executive Officers or Directors of the Company. The Company may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by the Company to any of its Officers or Directors.

The 200,000 options granted to Mr. Robertson during fiscal year 1999 were exercisable at a price of $1.50 per share upon grant, expire on November 12, 2003, and represent 40% of all options granted to employees during fiscal year 1999. On May 28, 1999, the Company repriced the options so that they are now exercisable for $1.00 per share.

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 1999 and stock options held at year end.

        AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
             AND YEAR END OPTION VALUES


                                  Number of                               Value of
                                 Unexercised                       Unexercised Options at
                             Options at Year End                         Year, End

                       Shares
                     Acquired on   Value
Name                  Exercise    Realized  Exercisable  Unexercisable  Exercisable  Unexercisable

John G. Robertson            -0-       -0-      350,000            -0-  $185,937.50            -0-


On April 30, 1999, the closing price of Common Stock was $1.53125. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to the difference between this amount and the exercise price of the stock option multiplied by the number of shares covered by the stock option. On May 28, 1999 the exercise prices of the outstanding stock options, originally ranging from $1.50 up to $2.50 per share, were reduced to $1.00 per share.

The Company does not have any Long Term Incentive Plans.

The Company does not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1999, the outstanding Class A Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.



                                                                  CLASS A      PERCENTAGE OF CLASS A
NAME                                                            SHARES OWNED       SHARES OWNED

John G. Robertson[1][2] President and member of the Board of
Directors                                                        3,397,200            32.0%

Dr. James Smith[3]                                               3,003,000            29.2%

Access Information Services, Inc. [4]                            3,000,000            29.2%

Robertson Family Trust [5]                                       3,000,000            29.2%

James L. Vandeberg [6], Chief Operating Officer
and Member of the Board of Directors                               100,000             1.0%

Jennifer Lorette[1] [7]
Secretary/Treasurer, Chief Financial Officer and Principal
Accounting Officer                                                 106,000               1%

Patrick Badgley[1] [8]                                              90,000               *


Paul E. Lamarche[1] [9]                                             85,000               *


ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FIVE
INDIVIDUALS) [10]                                                 3,778,200            34.5%

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

*    Less than one percent

[1] These individuals are the Executive Officers and Directors of the Company and may be deemed to be "parents or founders" of the Company as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2] Includes 3,000,000 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, and 350,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as the Company's.

[3]  Dr. Smith's address is Route 4, Box E36, Bruceton Mills, WV 26525.

[4] Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 185 - 10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada.


[5] Includes 3,000,000 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 185 - 10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, Canada.

[6] Includes 75,000 options that are currently exercisable. Mr. Vandeberg's address is Vandeberg Johnson & Gandara, One Union Square, Suite 2424, Seattle, Washington.

[7] Includes 75,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

[8] Includes 90,000 options that are currently exercisable. Mr. Badgley's address is the same as the Company's.

[9] Includes 85,000 options that are currently exercisable. Mr. LaMarche's address is the same as the Company's.

[10] Includes 3,000,000 shares registered in the name of Access Information
     Services, Inc., a corporation controlled by the Robertson Family Trust, and 675,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

CHANGES IN CONTROL

There are no arrangements known to the Company the operation of which may result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH DIRECTORS

Certain Transactions

The Company issued 100 shares of Class A Voting Common Stock to its directors on December 13, 1994. On July 12, 1995, these shares were donated back to the Company and canceled.

Integral Concepts, Inc. ("ICI"), holder of the exclusive worldwide license to the CTHA technology, entered into an option agreement with SMR Investments Ltd. ("SMR"), a corporation owned by Sue Robertson, the wife of Mr. Robertson, dated November 18, 1994, and amended December 16, 1994 (the "Option Agreement"). The Option Agreement provided that ICI would issue a sublicense to SMR for the CTHA subject to the payment of $250,000; a 3% royalty from gross sales; and a subsequent public entity to be established. The Company was organized by SMR and Robertson as a result. ICI retained all military applications and resulting procurement interests. The contract period relating to the three percent royalty to be paid to ICI commences when sales are made by SMR/the Company and continue during the life of the Option Agreement. The term of the Option Agreement is perpetual as is the ICI License.

On December 13, 1994, SMR assigned the rights to the Option Agreement to the Company in consideration of $50,000 advanced by Access Information Services, Inc. (the "Option Assignment"). Access Information Services, Inc. is a corporation owned and controlled by the Robertson Family Trust.

On December 14, 1994, the Company issued 3,000,000 Class A Shares to Access Information Services, Inc., pursuant to the Option Assignment. The value assigned to the 3,000,000 Class A common shares issued to Access Information Services Inc. was $0.50. The valuation of the 3,000,000 shares issued to Access Information Services, Inc. was arbitrarily determined by the Company's Board of Directors. The $250,000 has been paid to ICI and was a one time payment.

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

The Company and ICI amended the Sublicense in March 1997 to clarify the applications of CTHA technology subject to the Company's sublicense. As amended, the Company has exclusive rights to all commercial applications. Emergent Technologies Corporation ("ETC") has the exclusive rights to all governmental and military applications for the CTHA antenna. In consideration for the amendment, the Company received a 50% reduction in royalties to be paid to ICI over a three year period plus an enlarged definition of Technology to include all future enhancements to the CTHA technology.

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

                                    IAS COMMUNICATIONS, INC.


                                    By:  /s/ John G. Robertson
                                         ---------------------
                                      John G. Robertson, President,
                                      Chief Executive Officer and Director

                                    Dated: September 9, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                                  Date
------------------------------------               ----------------------------------            ------------------------------


/s/ John G. Robertson                              President, Chief Executive Officer                  September 9, 1999
------------------------------------               and Director
John G. Robertson


/s/ James Vandeberg                                Director                                            September 9, 1999
------------------------------------
James Vandeberg

/s/ Patrick Badgley                                Director                                            September 9, 1999
------------------------------------
Patrick Badgley

/s/ Paul Lamarche                                  Director                                            September 9, 1999
------------------------------------
Paul Lamarche


/s/ Jennifer Lorette                               Chief Financial Officer and Principal               September 9, 1999
------------------------------------                      Accounting Officer
Jennifer Lorette