Form 10QSB
period 1999-07-31
IAS COMMUNICATIONS INC
filed 1999-09-30
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File No.  0-21255
                   ---------

                           IAS COMMUNICATIONS, INC.
                         ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 27, 1999 - 10,292,964 shares of common stock, no par value.

                                     INDEX

PART I -- Financial Information                                                                                      Page
Item 1.  Financial statements.......................................................................................   2

Balance Sheets as of July 31, 1999 and April 30, 1999...............................................................   3

Statements of Operations for the three months ended July 31, 1999 and 1998..........................................   4

Statements of Cash Flows for the three months ended July 31, 1999 and 1998..........................................   5

Item 2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations.................................................................................. 6-9


PART II -- Other Information........................................................................................  10

Signatures..........................................................................................................  11

PART I         Financial Information

Item 1.        Financial Statements

IAS Communications, Inc.
(A Development Stage Company)

Balance Sheets

                                                                                         July 31,            April 30,
                                                                                          1999                 1999
                                                                                       (unaudited)           (audited)
                                                                                            $                    $

                                         Assets
Current Assets

  Accounts receivable                                                                      14,853                 8,445
  Inventory                                                                                14,412                 6,056
  Prepaid expenses                                                                         36,531                43,031
- -----------------------------------------------------------------------------------------------------------------------
                                                                                           65,796                57,532

Capital Assets                                                                             37,657                39,860

License and Patent Protection Costs                                                       371,715               368,947
- -----------------------------------------------------------------------------------------------------------------------
                                                                                          475,168               466,339
=======================================================================================================================


                          Liabilities and Stockholders' Equity

Current Liabilities

  Cheques issued in excess of funds on deposit                                              2,670                26,095
  Accounts payable                                                                        484,365               472,558
  Accrued liabilities                                                                      41,404                35,803
  Due to related companies                                                                 30,290                     -
- -----------------------------------------------------------------------------------------------------------------------
                                                                                          558,729               534,456
- -----------------------------------------------------------------------------------------------------------------------
Convertible Debentures                                                                    210,000               210,000
- -----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)

Common Stock

  Class "A" voting       -  100,000,000 shares authorized without par value;
                            10,268,858 shares and 10,268,858 shares issued
                            and outstanding respectively                                4,182,794             4,182,794
                         -  paid for but unissued (120,000 shares)                         97,000                     -

  Class "B" non-voting   -  100,000,000 shares authorized without par value;
                            none issued                                                         -                     -
- -----------------------------------------------------------------------------------------------------------------------
                                                                                        4,279,794             4,182,794

Preferred Stock             50,000,000 shares authorized; none issued                           -                     -

Deficit Accumulated During The Development Stage                                       (4,573,355)           (4,460,911)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                         (293,561)             (278,117)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                          475,168               466,339
=======================================================================================================================

IAS Communications, Inc.
(A Development Stage Company)

Statements of Operations

                                                                                        Three months ended July 31,
                                                                                        ---------------------------
                                                                                            1999           1998
                                                                                        (unaudited)     (unaudited)
                                                                                             $               $
Revenue                                                                                     4,810               -

Cost of Sales                                                                               1,854               -
- -----------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                2,956               -
- -----------------------------------------------------------------------------------------------------------------

Administration Expenses

  Bank charges                                                                                355             353
  Business plan                                                                             1,700          11,910
  Depreciation                                                                              1,020             400
  Financing commission                                                                          -          47,500
  Foreign exchange                                                                            296               -
  Interest on convertible debentures                                                        4,294           2,287
  Investor relations - consulting                                                           4,447          14,800
  Investor relations - advertising                                                          7,402         145,167
  Management fees                                                                           7,500          15,000
  Office, postage and courier                                                              14,018           6,755
  Professional fees                                                                        41,585          50,043
  Rent and secretarial                                                                     23,713           8,009
  Repairs and maintenance                                                                   1,132               -
  Telephone and utilities                                                                   3,098           9,985
  Transfer agent and regulatory                                                             1,382           3,240
  Travel and promotion                                                                      4,123          19,146
  Less interest income                                                                          -            (762)
- -----------------------------------------------------------------------------------------------------------------
                                                                                          116,065         333,833
- -----------------------------------------------------------------------------------------------------------------

Research and Development Expenses

  Royalty                                                                                     750             750
  Depreciation and amortization                                                             7,585           7,283
  Consulting                                                                               24,000           6,000
  Subcontracts for prototype construction and testing
    Emergent Technologies Corporation                                                           -         112,440
    West Virginia University Research Corporation                                               -          73,740
    Less engineering contribution by a third party                                        (33,000)        (67,000)
    Others                                                                                      -           6,147
- -----------------------------------------------------------------------------------------------------------------
                                                                                             (665)        139,360
- -----------------------------------------------------------------------------------------------------------------
Net Loss                                                                                  112,444         473,173
=================================================================================================================

Net Loss Per Share                                                                           (.01)           (.05)
=================================================================================================================

Weighted Average Shares Outstanding                                                    10,307,191       9,389,000
=================================================================================================================

IAS Communications, Inc.
(A Development Stage Company)

Statement of Cash Flows

                                                            Three months ended July 31,
                                                            ---------------------------
                                                                1999           1998
                                                             (unaudited)    (unaudited)
                                                                $              $
Cash Flows to Operating Activities
  Net loss                                                     (112,444)      (473,193)

  Adjustments to reconcile net loss to cash
    Depreciation                                                  8,605          7,683
    Shares issued for services                                        -         76,667

 Change in non-cash working capital items

    (Increase) in accounts receivable                            (6,408)             -
    (Increase) decrease in prepaid expenses                       6,500         (6,250)
    Increase in accounts payable and accrued liabilities         18,700        151,019
    (Increase) in inventory                                      (8,356)             -
- --------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                           (93,403)      (244,074)
- --------------------------------------------------------------------------------------
Cash Flows to Investing Activities

  Increase in capital assets                                     (1,217)             -
  Increase in patent protection costs                            (7,953)             -
- --------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                            (9,170)             -
- --------------------------------------------------------------------------------------
Cash Flows from Financing Activities

  Increase in convertible debentures                                  -        500,000
  Increase in common stock                                            -        140,500
  Increase in subscriptions                                      97,000              -
  Increase in due to related companies                           28,998          8,440
- --------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                       125,998        648,940
- --------------------------------------------------------------------------------------
Increase in Cash                                                 23,425        404,866

Cash (Deficiency) - Beginning of Period                         (26,095)        15,882
- --------------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                                (2,670)       420,748
======================================================================================

Non-Cash Financing Activities

Convertible debentures converted into shares                          -         40,000
Shares issued pursuant to performance stock
 agreements for services                                              -        138,440
- --------------------------------------------------------------------------------------
                                                                      -        178,440
======================================================================================

Supplemental disclosures:

  Interest paid                                                   4,294          2,287
  Income tax paid                                                     -              -
======================================================================================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Overview
- --------

IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

The Company is a development stage company engaged in the development of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, previously developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which could be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation.

The Company entered into an exclusive five year licensing agreement with Information Highway, Inc., a leading edge web content developer and Internet service provider (ISP), in January 1999 to sell the Hawks television and amateur radio antennas on their virtual mall Internet website at www.theexecutive.com. The new television and amateur radio antennas can also be purchased from the Company's website at www.iascom.com.

The Company is currently in production with the 14" television and amateur radio antennas and is receiving orders on a daily basis through its Internet site.
The Company plans to aggressively market its 5" antenna at $29.95.

The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Vortekx, PC, ("Plaintiff") seeks money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. WVU owns the patent rights to the CTHA technology which were sublicensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

The plaintiff in the Oregon Litigation, Kurt VanVoorhies, is a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the worldwide rights to the CTHA commercial applications. Dr. James Smith, the former Chairman of the Board of the Company, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has undergone recurring losses from inception, totalling $4,574,000 and has a working capital deficit of $493,000 which includes a negative cash balance of $3,000. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop markets for its products and receive ongoing support from the majority of its creditors. During fiscal 1999 the Company arranged a $5,000,000 convertible debenture with an investment banker, of which $500,000 has been drawn down. As of September 27, 1999 the Company has redeemed or the holder has converted $500,000 of such debentures.

The Company plans to raise $500,000 and issue 500,000 units at $1.00 per unit. Each unit will contain one share and one warrant to acquire one additional share at $1.50 per share if exercised in year one. A total of $299,000 was raised and 200,000 shares issued (with a further 99,000 shares allotted and to be issued) as at September 27, 1999.

The Company has allotted 1,013,600 shares for the potential exercise of warrants at between $1.50 and $2.85 per share, which, if exercised, could raise in excess of $2,000,000. As at September 17, 1999 the exercise price was substantially greater than the trading price of the Company's stock.

The Company has allotted 1,220,500 shares for the potential exercise of stock options at prices between $0.25 and $2.25 per share. If all options are exercised the Company could raise in excess of $1,300,000. Of these, a total of 1,070,500 have exercise prices at $1.00 or less.

Progress Report from May 1, 1999 to September 27, 1999
- ------------------------------------------------------

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

Larry Hawks, the Company's Chief Engineer and Vice-President of Research and Development, has designed a new technology antenna that is 14" in diameter and 2" thick that will receive in an omni pattern or can be directional to receive in 35 degree segments. The new antenna requires no amplifier and is easy to connect as it is simply bolted in place with the mounting provided. The Company's low profile, environmentally friendly television antenna will receive all local VHF/UHF stations and will replace the unsightly existing beam antennas used today. They can be attached to a satellite dish mounted on a recreational vehicle, placed in the attic of a house or condominium, on top of a roof or placed on a television set to receive local television statements within a 60 mile radius. A new amateur radio antenna was also designed and tested, which new design is portable on 10 through 80 meters with an antenna tuner or operates as a monoband on 20 and 40 meters. With its unique properties, the antenna can be laid on the ground, in an attic, on a roof or awning, or placed on a tree or on top of a motorhome and even transmits and receives in the trunk of an automobile. The antenna is approximately 36" in diameter and is 2" high. It can use a 50-OHM coax of choice and will load to the full legal limit and is broad banded to receive signals from .5 MHz to 30 MHz. It has been field tested by Larry Hawks for one year, with logged contacts from California to New York, north central Indiana to Mexico, all of South America, Spain, England, Russia, Norway, Switzerland and many other European countries.

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

By News Release dated September 27, 1999 the Company announced an agreement to grant ARINC Incorporated exclusive worldwide rights to sell and manufacture the Hawks/ARINC antenna for the Orbcomm frequency.

The license gives ARINC the exclusive right for three years to use the Hawks/ARINC antenna for use in monitoring and tracking trailers, refrigeration monitoring, in-cab tracking, messaging and for long haul trailers using the Orbcomm Satellite frequency. ARINC shall purchase from IAS 10,000 Hawks antennas in the first year with an option to purchase a minimum 20,000 antennas in the second year and 30,000 antennas in the third year. This license is exclusive only if minimum purchases are met.

IAS has also granted to ARINC an exclusive license to manufacture and resell antenna units. This license granted to ARINC shall remain exclusive as long as the following minimum royalty payments are met:

 .  $1 Million during the first year
 .  $5 Million during the second year
 .  $7.5 Million in the third year

Y2K issue
- ---------

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

Results of operations for the three months ended July 31, 1999 ("current
- ------------------------------------------------------------------------
period") compared to the three months ended July 31, 1998 ("comparative period")
- --------------------------------------------------------------------------------

The revenues for the current period from the sale or licensing of the CTHA were $4,810, compared to nil during the comparative period. The majority of these sales were sales of antennas by way of the Internet through its agreement with Information-Highway.com, Inc. and the remainder were direct sales from its Kokomo office direct to end users.

The net loss for the current period was $112,000 compared to $473,000 for the comparative period. The decrease in net loss, totalling $361,000, was due to the Company using hired consultants to perform the majority of the development work instead of expensive large contractors as used throughout the comparative period. During the comparative period the Company paid for one-time costs; $138,440 was paid for investor relations publications and advertising; $12,000 for a business plan; $47,500 was paid as a financing commission and $65,000 of professional fees were paid in connection with the $500,000 convertible redeemable debenture unit offering. The Company concluded the contract with West Virginia University at October 31, 1998 which contract totalled $74,000 for the comparative period. The Company contracted Emergent Technologies Corporation, through a joint venture, to develop prototypes to be delivered to ARINC Incorporated. A total of $112,000 was paid to Emergent in the comparative period and a total of $67,000 was received by ARINC Incorporated to offset the costs incurred to build the proof-of-concept antennas. No expense has been incurred during the current period with respect to Emergent or West Virginia University.

Liquidity
- ---------

During the current period the Company financed its operations deficit of $93,000 and its investment in capital assets and patents of $9,000 by receiving subscription proceeds of $97,000 in connection with a private placement of 97,000 shares. These shares have not been issued as of September 27, 1999. The Company also received short-term loans from related parties of $29,000 to July 31, 1999.

The Company received $33,000 from ARINC Incorporated which represents a Fixed Price Agreement for CTHA Development and Prototypes. This amount reduced related research and development costs incurred. ARINC contributed a further $25,000 subsequent to July 31, 1999.

The Company has allotted 1,013,600 shares for the potential exercise of warrants at between $1.50 and $2.85 per share, which, if exercised, could raise in excess of $2,000,000. As at September 17, 1999 the exercise price was substantially greater than the price the Company's stock is trading at. It is unlikely that these warrants will be exercised in the short-term.

The Company has allotted 1,220,500 shares for the potential exercise of stock options at prices between $0.25 and $2.25 per share. If all options are exercised the Company could raise in excess of $1,300,000. Of these, a total of 1,070,500 have exercise prices at $1.00 or less.

The Company's current working capital deficit is $470,000. The Company has raised additional funds of $184,000 from short-term, non-interest bearing, unsecured loans from private companies controlled by the President of the Company.

PART II  Other Information

Item 1.  Legal Proceedings

         The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Vortekx, PC, ("Plaintiff") seeks money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company has notified West Virginia University ("WVU") of this claim and has contacted WVU to assist in the defense. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998. Based upon the information available to the Company at this time, the Company believes that the Plaintiff's alleged claim of infringement is without legal or factual basis.

         The plaintiff in the Oregon Litigation, Kurt VanVoorhies, is a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the world wide rights to the CTHA commercial applications. The Company intends to vigorously defend the Oregon Litigation. Dr. James Smith, the Chairman of the Board of the Company, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc. Dr. Smith resigned as chairman of the board and a director of the Company on November 9, 1998.

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


Dated: September 29, 1999         IAS COMMUNICATIONS, INC.

                                  By:  /s/ John G. Robertson
                                       -------------------------------------
                                       John G. Robertson, President
                                       (Principal Executive Officer)

                                  By:  /s/ Jennifer Lorette
                                       -------------------------------------
                                      Jennifer Lorette, Chief Financial Officer
                                      (Principal Financial Officer)