Form 10QSB
period 1999-10-31
IAS COMMUNICATIONS INC
filed 1999-12-15
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 6, 1999 - 10,331,712 shares of common stock, no par value.


Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X].

                                     INDEX

PART I -- Financial Information                                                                           Page
Item 1.  Financial statements...........................................................................    2
-------  --------------------

Balance Sheets as of October 31, 1999 and April 30, 1999................................................     3

Statements of Operations for the six months ended October 31, 1999 and 1998.............................     4

Statements of Cash Flows for the six months ended October 31, 1999 and 1998.............................     5

Item 2.  Management's Discussion and Analysis of Financial Conditions
-------  ------------------------------------------------------------
         and Results of Operations......................................................................   6-9
         -------------------------

PART II -- Other Information............................................................................    10

                      Signatures........................................................................    11


PART I         Financial Information

Item 1.        Financial Statements (Unaudited)
-------        --------------------------------

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

                                                       October 31,  April 30,
                                                          1999        1999
                                                       (unaudited)  (audited)
                                                            $           $
                                    Assets
Current Assets
  Accounts receivable                                     9,421       8,445
  Inventory                                              14,500       6,056
  Prepaid expenses                                       44,375      43,031
---------------------------------------------------------------------------
                                                         68,296      57,532

Property, Plant and Equipment                            35,192      39,860
Licence and Patent Protection Costs                     370,085     368,947
---------------------------------------------------------------------------
                                                        473,573     466,339
===========================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities
  Cheques issued in excess of funds on deposit            1,779      26,095
  Accounts payable                                      494,417     472,558
  Accrued liabilities                                    41,782      35,803
  Due to related companies                              256,408           -
---------------------------------------------------------------------------
                                                        794,386     534,456
---------------------------------------------------------------------------
Convertible Debentures                                   35,000     210,000
---------------------------------------------------------------------------

Stockholders' Equity (Deficit)

Common Stock
  Class "A" voting     - 100,000,000 shares
                         authorized without par
                         value; 10,331,712 shares
                         and 10,268,858 shares
                         issued and outstanding
                         respectively                 4,221,060   4,182,794
                       - paid for but unissued
                         (194,000 shares)                97,000           -
  Class "B" non-voting - 100,000,000 shares
                         authorized without par
                         value; none issued                   -           -
---------------------------------------------------------------------------
                                                      4,318,060   4,182,794
Preferred Stock          50,000,000 shares
                         authorized; none issued              -           -
Deficit Accumulated During The Development Stage     (4,673,873) (4,460,911)
---------------------------------------------------------------------------
                                                       (355,813)   (278,117)

                                                        473,573     466,339
===========================================================================

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations

                                                               Six months ended
                                                                  October 31,
                                                            -------------------------
                                                               1999          1998
                                                            (unaudited)   (unaudited)
                                                                 $             $
Revenue                                                       29,472            -
Cost of Sales                                                (21,206)           -
---------------------------------------------------------------------------------
Gross Profit                                                   8,266            -
---------------------------------------------------------------------------------

Administration Expenses
 Advertising                                                  12,400            -
 Bank charges                                                    784          478
 Business plan                                                (1,700)      11,910
 Depreciation                                                  2,090        1,242
 Financing commission and legal fees                               -       47,500
 Foreign exchange                                              1,584            -
 Interest on convertible debentures                            7,924       13,340
 Premium on cash redemption of convertible debentures         29,790            -
 Investor relations - consulting                              10,000      190,045
 Investor relations - publications                             5,639       23,998
 Management fees                                              15,000       30,000
 Office, postage and courier                                  15,619       34,460
 Professional fees                                            51,393       82,233
 Rent and secretarial                                         53,810       22,841
 Telephone                                                     3,804        6,987
 Transfer agent and regulatory                                10,341        6,216
 Travel and promotion                                         12,314       56,451
 Less interest                                                     -       (2,414)
---------------------------------------------------------------------------------
                                                             230,792      525,287
---------------------------------------------------------------------------------

Research and Development Expenses
 Royalty                                                       1,500        1,500
 Depreciation and amortization                                15,214       14,582
 Consulting                                                   48,000       36,000
 Subcontracts
  Others                                                       8,721        7,181
  West Virginia University Research Corporation                    -      165,771
  Emergent Technologies Corporation                                -      227,490
  Less engineering contribution by a third party             (83,000)     (80,781)
---------------------------------------------------------------------------------
                                                              (9,565)     371,743
---------------------------------------------------------------------------------
Net Loss                                                     212,961      897,030
=================================================================================
Net Loss Per Share                                               .02          .10
=================================================================================
Weighted Average Shares Outstanding                       10,318,000    9,458,000
=================================================================================

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                    Six months ended
                                                                       October 31,
                                                                -------------------------
                                                                    1999         1998
                                                                (unaudited)   (unaudited)
                                                                      $            $
Cash Flows to Operating Activities
 Net loss                                                         (212,961)    (897,030)
 Adjustment to reconcile net loss to cash
  Depreciation                                                      17,304       15,824
  Shares issued for services                                             -      104,867
  Shares issued for convertible debenture interest                   3,266            -
 Change in non-cash working capital items
  (Increase) in accounts receivable                                   (976)           -
  (Increase) in inventory                                           (8,444)           -
  (Increase) in prepaid expenses                                    (1,344)     (28,877)
  Increase in accounts payable and accrued liabilities              27,838      128,008
---------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                             (175,317)    (677,208)
---------------------------------------------------------------------------------------
Cash Flows to Investing Activities
 Increase in property, plant and equipment                          (2,222)      (8,857)
 Increase in patent protection costs                               (11,553)      (1,260)
 Increase in loan receivable                                             -       (4,861)
---------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                              (13,775)     (14,978)
---------------------------------------------------------------------------------------
Cash Flows from Financing Activities
 Proceeds from (redemption of) convertible debentures             (140,000)     500,000
 Increase in common stock                                                -      215,750
 Increase in subscriptions                                          97,000            -
 Proceeds from (repayment to) related companies                    256,408      (15,387)
---------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          213,408      700,363
---------------------------------------------------------------------------------------
Increase in Cash                                                    24,316        8,177
Cash (Deficiency) - Beginning of Period                            (26,095)      15,882
---------------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                                   (1,779)      24,059
=======================================================================================
Non-Cash Financing Activities
Shares issued pursuant to performance stock
 agreements for services                                                 -      166,640
Convertible debentures with a face value of
 $35,000 plus accrued interest of $3,266
 were converted into 62,854 shares                                  38,266            -
---------------------------------------------------------------------------------------
                                                                    38,266      166,640
=======================================================================================
Supplemental disclosures:
 Interest paid                                                      12,735        2,287
 Income tax paid                                                         -            -


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

Overview
--------
IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has undergone recurring losses from inception, totalling $4,674,000 and has a working capital deficit of $726,000 which includes a negative cash balance of $2,000. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop markets for its products and receive ongoing support from the majority of its creditors. During fiscal 1999 the Company arranged a $5,000,000 convertible debenture with an investment banker, of which $500,000 has been drawn down. As of October 31, 1999 the Company has redeemed or the holder has converted $500,000 of such debentures.

The Company recently increased its current private placement from 500,000 units to 1,000,000 units and the price per unit was reduced from $1.00 per unit to $0.50 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.75 per share if exercised in year one. A total of $319,000 has been raised and 200,000 shares issued (with a further 438,000 shares allotted and to be issued) as at November 30, 1999.

The Company has allotted 1,013,600 shares for the potential exercise of warrants at between $1.50 and $2.85 per share, which, if exercised, could raise in excess of $2,000,000. As at December 6, 1999 the exercise price was substantially greater than the trading price of the Company's stock. The Company has allotted 1,220,500 shares for the potential exercise of stock options at prices between $0.25 and $2.25 per share. If all options are exercised the Company could raise in excess of $1,300,000. Of these, a total of 1,070,500 have exercise prices at $1.00 or less.

Progress Report from May 1, 1999 to December 7, 1999
----------------------------------------------------

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

The new antenna is a compact, low profile antenna, flush mounted on an application at a fraction of the height of the monopole antenna used today. The Company holds the worldwide rights to all commercial applications for this technology and ETC owns the Military/Government rights.

By News Release dated September 27, 1999 the Company announced an agreement to grant ARINC Incorporated exclusive worldwide rights to sell and manufacture the Hawks/ARINC antenna for the Orbcomm frequency.

The license gives ARINC the exclusive right for three years to use the Hawks/ARINC antenna for use in monitoring and tracking trailers, refrigeration monitoring, in-cab tracking, messaging and for long haul trailers using the Orbcomm Satellite frequency. ARINC shall purchase from IAS a minimum of 5,000 Hawks antennas with an option to purchase 60,000 antennas or more.

IAS has also granted to ARINC an exclusive license to manufacture and resell antenna units with minimum royalty payments as follows:

 . $1 Million during the first year
 . $5 Million during the second year
 . $7.5 Million in the third year

On November 9th, 1999 the Company announced announce that the Vortekx motion to transfer was denied by the court in West Virginia and the court ordered that the case be consolidated with the present action with VanVoorhies and West Virginia University ("WVU") regarding the CTHA patent dispute. The court further ordered a stay on the claims in the Vortekx/IAS Communications, Inc. case, pending the resolution of the matters currently before the court in the University of West Virginia Board of Trustees vs. Kurt VanVoorhies. According to the order the two motions raised the same legal issues and arise out of the same facts and procedural posture pending before the court.

The dispute in the WVU action concerns two inventions allegedly conceived during VanVoorhies' studies as a graduate research assistant at West Virginia University. VanVoorhies assigned all rights to the first invention to the WVU, which included an assignment of all future technologies derived from the technology underlying the first invention. VanVoorhies subsequently declined to assign to WVU any interest in the second invention. WVU claimed that the second invention constituted future technology derived from the first invention. For this reason, WVU claimed that VanVoorhies' assignment of the first invention obligated VanVoorhies to assign the second invention to WVU, which VanVoorhies disputed.

As a result of this dispute, WVU and VanVoorhies filed various patent applications asserting ownership of the technologies arising under the second invention. Litigation ensued between WVU and VanVoorhies. Reduced to its essentials, the dispute in this lawsuit between Vortekx & IAS case focuses on the very same patents and technologies at issue in the Vortekx/WVU action.

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

Results of operations for the six months ended October 31, 1999 ("1999")
------------------------------------------------------------------------
compared to the six months ended October 31, 1998 ("1998")
----------------------------------------------------------

The revenues in 1999 from the sale of CTHA's were $29,472, compared to nil in 1998. The majority of these sales were sales of antennas by way of the Internet through its agreement with Information-Highway.com, Inc. and the remainder were direct sales from its Kokomo office direct to end users. The Company is awaiting the first revenues from a licence agreement with ARINC, discussed above, which agreement is in its final stages of approvals.

The net loss in 1999 was $213,000 compared to $897,000 in 1998, a decrease of $684,000. The decrease in net loss was due to a decrease of $295,000 in administrative expenses and a decrease of $381,000 in research and development costs.

Administrative expenses decreased because the Company used in-house investor relations consultants and minimized the number of publications it used to send the progress reports to the general investment community and the Company did not issue shares for investor relations services in 1999 whereas in 1998 the Company incurred $166,000 of such expenditures. Other notable variances were due to one-time charges in 1998; $12,000 for a business plan; $47,500 was paid as a financing commission and

$65,000 of professional fees were paid in connection with the $500,000 convertible redeemable debenture unit offering. Travel and promotion in 1999 decreased by $44,000 to $12,000 as compared to $56,000 in 1998 as a result of less travel by the Company's management to Eastern United States.

The Company's expenditures on research and development decreased significantly due to performing the majority of its development work with in-house consultants instead of expensive large contractors as used in 1998. The Company has set up its own facility in Kokomo, Indiana which is run by Larry Hawkes. The Company also received an $83,000 engineering contribution from ARINC for costs incurred in developing its specific use antenna. The Company concluded the contract with West Virginia University which contract totalled $166,000 for the six months ended October 31, 1998. The Company contracted Emergent Technologies Corporation, through a joint venture, to develop prototypes to be delivered to ARINC Incorporated. A total of $227,000 was paid to Emergent during the six months ended October 31, 1998. No expense has been incurred during 1999 with respect to Emergent or West Virginia University.

Liquidity
---------

During 1999 the Company financed its operating deficiency of $175,000, its investment in capital assets and patents of $14,000 and cash redemptions of convertible debentures of $140,000 by receiving subscription proceeds of $97,000 in connection with a private placement. These shares have not been issued as of December 6, 1999. The Company also received short-term loans from related parties of $256,000 to October 31, 1999. These loans are non-interest bearing and due on demand.

The Company received $83,000 from ARINC Incorporated which represents a Fixed Price Agreement for CTHA Development and Prototypes. This amount reduced related research and development costs incurred.

The Company has allotted 1,013,600 shares for the potential exercise of warrants at between $1.50 and $2.85 per share, which, if exercised, could raise in excess of $2,000,000. As at December 6, 1999 the exercise price was substantially greater than the price the Company's stock is trading at. It is unlikely that these warrants will be exercised in the short-term.

The Company has allotted 1,220,500 shares for the potential exercise of stock options at prices between $0.25 and $2.25 per share. If all options are exercised the Company could raise in excess of $1,300,000. Of these, a total of 1,070,500 have exercise prices at $1.00 or less.

The Company's working capital deficiency as at October 31, 1999 was $726,000.

The Company continues to finance its operations through funding from private placement of its equity securities and advances from related companies to the President of the Company.

The Company's ability to manage payables and to finance future operations and development is contingent upon receiving funds from selling its equity securities and continuing to receive loans from related companies.

Equity or debt financing may not be available on terms acceptable to the Company, or at all. The Company will need additional funds, which it may not be able to obtain.

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


Dated: December 7, 1999           IAS COMMUNICATIONS, INC.

                                  By:  /s/ John G. Robertson
                                       ------------------------------
                                       John G. Robertson, President
                                       (Principal Executive Officer)

                                  By:  /s/ Jennifer Lorette
                                       ------------------------------
                                       Jennifer Lorette, Chief Financial Officer
                                       (Principal Financial Officer)