Form 10QSB
period 2000-01-31
IAS COMMUNICATIONS INC
filed 2000-03-16
CIK 945641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000
                               ----------------

[_]   REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the transition period from __________________ to _________________

Commission File No. 0-21255
                    -------

                           IAS COMMUNICATIONS, INC.
             -----------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Oregon                                                 91-1063549
           ------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            185-10751 Shellbridge Way, Richmond, BC Canada V6X 2W8
            ------------------------------------------------------
                   (Address of principal executive offices)

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

                                YES X   NO ___
                                   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 13, 2000 - 10,331,712 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X].

                                     INDEX
--------------------------------------------------------------------------------

PART I -- Financial Information                                                                                 Page
Item 1.  Financial statements...........................................................................          2
------   --------------------

Balance Sheets as of January 31, 2000 (unaudited) and April 30, 1999 (audited)..........................          2

Statements of Operations for the nine months ended January 31, 2000 and 1999 (unaudited)................          3

Statements of Cash Flows for the nine months ended January 31, 2000 and 1999 (unaudited)................          4

Notes to the financial statements (unaudited)...........................................................        5-9

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition..........      10-13
------   -------------------------------------------------------------------------------------

PART II-- Other Information.............................................................................      14-15

Signatures..............................................................................................         16

PART I    Financial Information

Item 1.   Financial Statements
-------   --------------------

IAS Communications, Inc.

(A Development Stage Company)

Balance Sheets

                                                                                          January 31,      April 30,
                                                                                             2000            1999
                                                                                          (unaudited)      (audited)
                                                                                               $               $
                                                          Assets
Current Assets

     Cash                                                                                     12,809              -
     Accounts receivable                                                                       9,677          8,445
     Inventory                                                                                22,687          6,056
     Prepaid expenses                                                                         39,615         43,031
-------------------------------------------------------------------------------------------------------------------

                                                                                              84,788         57,532

Property, Plant and Equipment (Note 3)                                                        45,159         39,860

Licence and Patent Protection Costs (Note 4)                                                 364,878        368,947
-------------------------------------------------------------------------------------------------------------------

                                                                                             494,825        466,339
===================================================================================================================

                                           Liabilities and Stockholders' Equity

Current Liabilities

     Cheques issued in excess of funds on deposit                                                  -         26,095
     Accounts payable                                                                        494,059        472,558
     Accrued liabilities                                                                      50,634         35,803
     Due to related companies                                                                  3,763              -
-------------------------------------------------------------------------------------------------------------------

                                                                                             548,456        534,456
-------------------------------------------------------------------------------------------------------------------

Convertible Debentures (Note 5)                                                               35,000        210,000
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)

Preferred Stock               50,000,000 shares authorized; none issued

Common Stock (Note 6)

     Class "A" voting       - 100,000,000 shares authorized without par value;
                              10,331,712 shares and 10,268,858 shares issued
                              and outstanding respectively                                 4,221,060      4,182,794
                            - paid for but unissued (974,904 shares)                         487,452              -

     Class "B" non-voting   - 100,000,000 shares authorized without par value;
                              none issued
-------------------------------------------------------------------------------------------------------------------

                                                                                           4,708,512      4,182,794

Deficit Accumulated During The Development Stage                                          (4,797,143)    (4,460,911)
-------------------------------------------------------------------------------------------------------------------

                                                                                             (88,631)      (278,117)
-------------------------------------------------------------------------------------------------------------------

                                                                                             494,825        466,339
===================================================================================================================

Contingency (Note 1)

Legal Proceedings (Note 7)

             (See accompanying notes to the financial statements)

IAS Communications, Inc.

(A Development Stage Company)

Statements of Operations

                                                                                             Nine months ended
                                                                                                January 31,
                                                                                         -------------------------
                                                                                            2000          1999
                                                                                         (unaudited)   (unaudited)
                                                                                              $             $

Revenue                                                                                      31,088             -

Cost of Sales                                                                               (21,652)            -
------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                                  9,436             -
------------------------------------------------------------------------------------------------------------------

Administration Expenses
     Advertising                                                                             12,400             -
     Bank charges                                                                             1,075           970
     Business plan                                                                                -        11,910
     Depreciation                                                                             3,136         2,454
     Financing commission and legal fees                                                          -        49,199
     Foreign exchange                                                                         1,916             -
     Interest on convertible debentures                                                       8,690        23,705
     Premium on cash redemption of convertible debentures                                    29,790             -
     Investor relations - consulting                                                         16,000       174,378
     Investor relations - publications                                                       12,289        33,666
     Management fees                                                                         22,500        32,500
     Office, postage and courier                                                             16,238        36,026
     Professional fees                                                                       90,834       129,846
     Rent and secretarial                                                                    77,140        35,434
     Telephone                                                                                5,415        23,083
     Transfer agent and regulatory                                                           11,793        18,999
     Travel and promotion                                                                    15,124        67,219
     Less interest                                                                             (257)       (2,414)
-----------------------------------------------------------------------------------------------------------------

                                                                                            324,083       636,975
-----------------------------------------------------------------------------------------------------------------


Research and Development Expenses
     Royalty                                                                                  2,250         3,250
     Depreciation and amortization                                                           23,909        22,772
     Consulting                                                                              80,344        49,295
     Prototype and design subcontracts
           West Virginia University Research Corporation                                          -       227,490
           Emergent Technologies Corporation                                                      -       165,771
           Others                                                                            13,081        20,417
     Less engineering contributions                                                         (98,000)      (80,781)
-----------------------------------------------------------------------------------------------------------------

                                                                                             21,584       408,214
-----------------------------------------------------------------------------------------------------------------

Net Loss                                                                                   (336,231)    1,045,189
=================================================================================================================

Net Loss Per Share                                                                             (.03)         (.11)
=================================================================================================================

Weighted Average Shares Outstanding                                                      10,300,000     9,460,000
=================================================================================================================

             (See accompanying notes to the financial statements)

IAS Communications, Inc.

(A Development Stage Company)

Statements of Cash Flows

                                                                                            Nine months ended
                                                                                               January 31,
                                                                                      -----------------------------
                                                                                         2000               1999
                                                                                      (unaudited)        (unaudited)
                                                                                           $                  $
Cash Flows to Operating Activities
   Net loss                                                                             (336,231)        (1,045,189)
   Adjustments to reconcile net loss to cash
       Depreciation and amortization                                                      27,045             25,226
       Shares issued for services                                                              -            104,867
       Shares issued for convertible debenture interest                                    3,266                  -
   Change in non-cash working capital items
       Increase in accounts receivable                                                    (1,232)                 -
       Increase in inventory                                                             (16,631)                 -
       (Increase) decrease in prepaid expenses                                             3,416            (15,795)
       Increase in accounts payable and accrued liabilities                               36,332            150,244
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                   (284,035)          (780,647)
-------------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities
   Increase in property, plant and equipment                                             (16,723)           (21,742)
   Increase in patent protection costs                                                   (11,553)            (8,157)
   Increase in loan receivable                                                                 -             (4,975)
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                    (28,276)           (34,874)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities
   Proceeds from (redemption of) convertible debentures                                 (140,000)           440,000
   Increase in common stock                                                                    -            277,829
   Increase in subscriptions for common stock                                            487,452             39,875
   Proceeds from (repayment to) related companies                                          3,763             39,873
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                351,215            797,577
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                               38,904            (17,944)
Cash (Deficiency) - Beginning of Period                                                  (26,095)            15,882
-------------------------------------------------------------------------------------------------------------------

Cash (Deficiency) - End of Period                                                         12,809             (2,062)
===================================================================================================================

Non-Cash Financing Activities
Shares issued for services                                                                     -            166,640
Convertible debentures with a face value of
   $35,000 plus accrued interest of $3,266
   were converted into 62,854 shares                                                      38,266                  -
-------------------------------------------------------------------------------------------------------------------

                                                                                          38,266            166,640
===================================================================================================================

Supplemental disclosures:
   Interest                                                                                8,690             23,705
   Income tax                                                                                  -                  -
===================================================================================================================

             (See accompanying notes to the financial statements)

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet begun and preliminary start-up operations have produced insignificant revenues. The Company has suffered recurring operating losses from inception, totalling $4,797,143 and has a working capital deficit, at January 31, 2000, of $463,668. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activities is dependent upon its successful efforts to raise additional equity or debt financing and develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors. In addition to potential funds being received from warrants and options being exercised, which is not in the Company's control but are all currently "in-the-money", the Company can exercise its option to receive an additional $500,000 from the $5,000,000 convertible debenture facility discussed in Note 6.


2.   Summary of Significant Accounting Policies

     (a) Research and Development

         Research and development costs are expensed in the period in which they are incurred.

     (b) Property, Plant and Equipment

         Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over estimated useful life of five years.

     (c) License and patent protection costs

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

     (d) Foreign Currency Transactions/Balances

         Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

     (e) Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (f) Use of Estimates

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

     (g) Adjustments

         These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   Property, Plant and Equipment

                                                                                             2000           1999
                                                                           Accumulated     Net Book       Net Book
                                                              Cost        Amortization       Value          Value
                                                                                          (unaudited)     (audited)
                                                                $               $              $              $
     Computer and office equipment                            20,775           6,758          14,017        14,745
     Research and development equipment                       62,500          32,287          30,213        24,000
     Vehicle                                                   1,239             310             929         1,115
     -------------------------------------------------------------------------------------------------------------

                                                              84,514          39,355          45,159        39,860
     =============================================================================================================

4.   License and Patent Protection Costs

                                                                                             2000           1999
                                                                           Accumulated     Net Book       Net Book
                                                              Cost        Amortization       Value          Value
                                                                                          (unaudited)     (audited)
                                                                $               $              $              $
     Licence                                                 250,001          38,542         211,459       220,834
     Patent protection costs                                 172,355          18,936         153,419       148,113
     -------------------------------------------------------------------------------------------------------------

                                                             422,356          57,478         364,878       368,947
     =============================================================================================================

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

      Pursuant to the original licence agreement between WVURC and ICI, ICI was granted the exclusive licence to manufacture the CTHA or sublicence others to manufacture, market, sell copies of, licence and distribute the CTHA. On July 10, 1995, the Company and ICI entered into a sublicence agreement, which incorporates the terms and conditions of the original licence agreement between WVURC and ICI. The sublicence is exclusive, covering any and all international markets but excludes all military and governmental applications and resulting procurement interests which are retained by ICI and WVURC for development purposes. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts by ICI and WVURC will be transferred directly to the Company. The terms of the sublicence agreement, which incorporates the financial obligations that ICI owes WVURC pursuant to the original licence agreement, are as follows:

        (i) The Company pays WVURC a minimum annual royalty of $3,000 on or before December 31 of each year.

       (ii) The Company will pay WVURC an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to January 31, 2000.

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

5.   Convertible Debentures

     (i) The Company offered three year, 8 3/4% interest, convertible debentures to raise $500,000, of which $40,000 was sold. Interest is paid annually. During the year, $5,000 of such debentures were converted into 2,000 Class "A" shares at $2.50 per share. The remaining $35,000 of such debentures are convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during May 16, 2000 to June 16, 2000, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000.

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

          Convertible debentures with a face value of $360,000 plus accrued interest of $18,786 were converted into 534,362 shares at an average price of $0.71 per share.

          Convertible debentures with a face value of $140,000 plus accrued interest of $12,736 were redeemed with cash. The Company had to pay an additional $29,790 as a premium paid for the cash redemption option, which was expensed to operations.

6.   Common Stock

     (a)  Stock Option Plan

          The Company has a Stock Option Plan to issue up to 2,500,000 Class "A" common shares to certain key directors and employees, approved and registered October 2, 1996 and amended May 28, 1999. Pursuant to the Plan the Company has granted stock options to certain directors and employees which vest on grant date.

          The options are granted for current services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock is issued for services rendered the fair value of the shares issued is recorded as compensation expense or capitalized, at the date the criteria for share issuance is met, based on a discounted average trading price of the Company's stock as quoted on the Over The Counter Bulletin Board.

           For periods up to April 30, 1999 the fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model with the following assumptions: risk free interest rate was 5%, expected volatility of 20%, an expected option life of two years and no expected dividends on stock options granted November 12, 1998 and prior. On May 28, 1999 options to acquire 205,000 shares at $1.00 per share were granted to certain directors and employees expiring November 28, 2004. The only variable changing was the risk free interest rate changed to 5.6%.

           The weighted average number of shares under option and option price for the nine months ended January 31, 2000 is as follows:

                                                        Shares           Option
                                                     under option         price
                                                           #                $

           Beginning of period                         1,015,500           1.15
           Granted                                       205,000           1.00
           Exercised                                           -              -
           Cancelled                                           -              -
           Lapsed                                        (85,000)          (.25)
                                                       ---------
           End of period                               1,135,500           1.19
                                                       =========


           If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 2000 and 1999 would have been as follows:
                                                         2000           1999
                                                           $              $
           Net loss
             As reported                                (336,231)    (1,045,189)
             Pro forma                                  (349,293)    (1,127,957)

           Basic net loss per share
             As reported                                    (.03)          (.11)
             Pro forma                                      (.03)          (.12)


      (b)  Performance Stock Plan

           The Company has allotted 1,000,000 Class "A" Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.

           The Company is committed to issue up to 400,000 Class "A" shares which shall be earned as to 100,000 shares for every 1,000,000 CTHA's sold through a joint venture called TEAM. This joint venture has been dormant since inception and no CTHA's have been sold to date through TEAM.

      (c)  Private Placements/Warrants

           (i) On November 1, 1999 we increased our current private placement from 500,000 units to 1,000,000 units and the price per unit was reduced from $1.00 per unit to $0.50 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.75 per share if exercised in year one. As at April 30, 1999 $200,000 was raised and 200,000 shares were issued (200,000 shares are to be issued as a result of the price reduction to $0.50 per share). As at March 14, 2000 an additional $537,952 has been raised and 1,1075,903 shares have been allotted and are to be issued.

           (ii) A total of 30,000 shares are reserved for the exercise of warrants at $2.85 per share expiring July 22, 2001.

7.    Legal Proceedings

      The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk Vanvoorheis, ("Plaintiff") sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University ("WVU") of this claim and contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

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

      A decision by the United States District Court for the Northern District of West Virginia will, if upheld on appeal, signal the end to patent litigation brought by VorteKx, Inc. against the Company.

      VorteKx, Inc. brought a patent infringement action against IAS in the United States District Court for the District of Oregon on a patent issued to a former graduate student at West Virginia University (WVU), Kurt L. VanVoorhies, and subsequently assigned to VorteKx. On the Company's motion, the case was transferred to the Northern District of West Virginia and consolidated with a previously-pending action filed by WVU against VanVoorhies, discussed above. The Company and WVU both claimed that the technology covered by the patent is actually owned by WVU. The Company is the sublicensee of commercial applications of the CTHA technology.

      In a 37-page Memorandum Opinion and Order entered February 17, 2000, the West Virginia federal court granted summary judgment for WVU in its claims against VanVoorhies. The Court also dismissed VanVoorhies' claims against WVU and third-party defendants West Virginia University Research Corporation, Dr. James E. Smith and Integral Concepts, Inc. Because the Court's holding establishes that WVU owns the technology, it should bring an end to the litigation against the Company, which was stayed pending resolution of the case against VanVoorhies.

      The dispute in the WVU action concerned inventions conceived during VanVoorhies' time at WVU as a graduate student and later as a graduate research assistant, particularly two inventions relating to the CTHA technology. The Court found that VanVoorhies validly assigned all rights in the first invention to WVU, including all future technology derived from the technology underlying that invention. VanVoorhies subsequently declined to assign to WVU any interest in a second invention. The Court found that the second invention constituted future technology derived from the first invention. Therefore, VanVoorhies' assignment of the first invention to WVU also effectively assigned the second invention to WVU, and WVU is the rightful owner of the patent applications filed by VanVoorhies on the CTHA technology.

      Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case has been stayed pending VanVoorhies' appeal from the Court's order, and assuming his appeal is denied, is expected to be dismissed altogether.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Overview
--------

IAS Communications, Inc., was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company engaged in the development of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, previously developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which could be incorporated into a wide variety of telecommunications applications. We were granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation.

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totalling $4,797,000 and we have a working capital deficit of $464,000. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing support from the majority of our creditors. During fiscal 1999 the Company arranged a $5,000,000 convertible debenture with an investment banker to be drawn down in $500,000 units (See Note 6 to the interim financial statements), of which one unit of $500,000 was drawn down in fiscal 1999. As of January 31, 2000 we have redeemed or the holder has converted the entire $500,000 of such debentures. We have the option to draw down additional amounts in $500,000 units but have chosen to issue equity securities as a cheaper option while our stock was at a depressed level prior to the favourable outcome of the litigation as discussed below under the heading "Legal Proceedings".

On November 1, 1999 we increased our current private placement from 500,000 units to 1,000,000 units and the price per unit was reduced from $1.00 per unit to $0.50 per unit. Each unit will contain one share and one warrant to acquire one additional share at $0.75 per share in year one. As at April 30, 1999 $200,000 was raised and 200,000 shares were issued (200,000 shares are to be issued as a result of the price reduction to $0.50 per share). As at March 13, 2000 an additional $537,952 has been raised and 1,1075,903 shares have been allotted and are to be issued.

Legal Proceedings
-----------------

See Note 7 to the interim unaudited financial statements.

A decision by the United States District Court for the Northern District of West Virginia will, if upheld on appeal, signal the end to patent litigation brought by VorteKx, Inc. against us.

VorteKx, Inc. brought a patent infringement action against IAS in the United States District Court for the District of Oregon on a patent issued to a former graduate student at West Virginia University (WVU), Kurt L. VanVoorhies, and subsequently assigned to VorteKx. On IAS' motion, the case was transferred to the Northern District of West Virginia and consolidated with a previously-pending action filed by WVU against VanVoorhies. We and WVU both claimed that the technology covered by the patent is actually owned by WVU. We are the sublicensee of commercial applications of the CTHA technology.

In a 37-page Memorandum Opinion and Order entered February 17, 2000, the West Virginia federal court granted summary judgment for WVU in its claims against VanVoorhies (Civil Action No. 1:97-CV-144). The Court also dismissed VanVoorhies' claims against WVU and third-party defendants West Virginia University Research Corporation,

Dr. James E. Smith and Integral Concepts, Inc. Because the Court's holding establishes that WVU owns the technology, it should bring an end to the litigation against us, which was stayed pending resolution of the case against VanVoorhies.

The dispute in the WVU action concerned inventions conceived during VanVoorhies' time at WVU as a graduate student and later as a graduate research assistant, particularly two inventions relating to the CTHA technology. The Court found that VanVoorhies validly assigned all rights in the first invention to WVU, including all future technology derived from the technology underlying that invention. VanVoorhies subsequently declined to assign to WVU any interest in a second invention. The Court found that the second invention constituted future technology derived from the first invention. Therefore, VanVoorhies' assignment of the first invention to WVU also effectively assigned the second invention to WVU, and WVU is the rightful owner of the patent applications filed by VanVoorhies on the CTHA technology.

Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against us, VorteKx no longer has standing to pursue that infringement case. The case has been stayed pending VanVoorhies' appeal from the Court's order, and assuming his appeal is denied, is expected to be dismissed altogether.

Progress Report from November 1, 1999 to March 13, 2000
-------------------------------------------------------

Pursuant to a License Agreement dated January 31, 2000, as amended on February 24, 2000, the Company agreed to grant a license to manufacture, use and resell a customized antenna for a wireless system for tracking lost children, animals and electronic components. Pursuant to the terms of the license, the Company is to be paid a non-reoccurring engineering fee in the sum of $30,000, of which $15,000 has been paid. Subject to the deliver of twenty prototype antennas and the successful completion of a two month testing period, the Company will be paid royalties for the antennas, based on the following minimum quotas:

      Year One - 100,000 antennas
      Year Two - 150,000 antennas
      Year Three - 200,000 antennas
      Year Four - 250,000 antennas
      Year Five - 300,000 antennas

The royalties shall be $2.50 per antenna for the first 100,000 antennas purchased; $2.25 per antenna for 100,001 to 200,000 antennas purchased; $2.00 per antenna for 200,001 to 300,000 antennas purchased; $1.75 per antenna for 300,001 to 400,000 antennas purchased; $1.50 per antenna for 400,001 to 500,000 antennas purchased; and $1.00 per antenna for over 500,000 antennas purchased.

We entered into an exclusive five year licensing agreement with Information Highway, Inc., a leading edge web content developer and Internet service provider (ISP), in January 1999 to sell the Hawks television and amateur radio antennas on their virtual mall Internet website at www.theexecutive.com. The new television and amateur radio antennas can also be purchased from the Company's website at www.iascom.com.

We are currently in production with the 14" television and amateur radio antennas and are receiving orders on a daily basis through its Internet site. We plan to aggressively market our 5" antenna at $29.95.

Larry Hawks, our Chief Engineer and Vice-President of Research and Development, has designed a new technology antenna that is 14" in diameter and 2" thick that will receive in an omni pattern or can be directional to receive in 35 degree segments. The new antenna requires no amplifier and is easy to connect as it is simply bolted in place with the mounting provided. Our low profile, environmentally friendly television antenna will receive all local VHF/UHF stations and will replace the unsightly existing beam antennas used today. They can be attached to a satellite dish mounted on a recreational vehicle, placed in the attic of a house or condominium, on top of a roof or placed on a television set to receive local television statements within a 60 mile radius. A new amateur radio antenna was also designed and tested, which new design is portable on 10 through 80 meters with an antenna tuner or operates as a monoband on 20 and 40 meters. With its unique properties, the antenna can be laid on the ground, in an attic, on a roof or awning, or placed on a tree or on top o a motorhome and even transmits and receives in the trunk of an automobile. The antenna is approximately 36" in diameter and is 2" high. It can use a 50-OHM coax of choice and will load to the full legal limit and is broad banded to receive signals from .5 MHz to 30 MHz. It has been field tested by Larry Hawks for one year, with logged contacts from California to New York, north central Indiana to Mexico, all of South America, Spain, England, Russia, Norway, Switzerland and many other European countries.

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

The new antenna is a compact, low profile antenna, flush mounted on an application at a fraction of the height of the monopole antenna used today. We hold the worldwide rights to all commercial applications for this technology and Emergent Technologies Corp. owns the Military/Government rights.

We have granted ARINC Incorporated exclusive worldwide rights to sell and manufacture the Hawks/ARINC antenna for the Orbcomm frequency.

The license gives ARINC the exclusive right for three years to use the Hawks/ARINC antenna for use in monitoring and tracking trailers, refrigeration monitoring, in-cab tracking, messaging and for long haul trailers using the Orbcomm Satellite frequency. ARINC shall purchase from IAS a minimum of 5,000 Hawks antennas with an option to purchase 60,000 antennas or more.

We have also granted to ARINC an exclusive license to manufacture and resell antenna units with minimum royalty payments as follows:

 . $1 Million during the first year;
 . $5 Million during the second year; and . $7.5 Million in the third year.

The ARINC agreement is subject to successful installation test results by ARINC prior to March 31, 2000.

Y2K issue
---------

The Year 2000 risk for information systems, computers, equipment and products using date sensitive software has passed without any problems whatsoever.

The Company will continue to monitor the Year 2000 issue but does not anticipate any problems.

It is not expected that any additional material costs will be incurred in addressing the Year 2000 compliance for the Company.

Results of operations for the nine months ended January 31, 2000 ("2000")
-------------------------------------------------------------------------
compared to the nine months ended January 31, 1999 ("1999")
-----------------------------------------------------------

The revenues in 2000 from the sale of products were $31,088, compared to nil in 1999. The majority of these sales were sales of antennas by way of the Internet through its agreement with Information-Highway.com, Inc. and the remainder were sales from our Kokomo office direct to end users. We are awaiting the first revenues from a licence agreement with ARINC, discussed previously.

The net loss in 2000 was $336,000 compared to $1,045,000 in 1999, a decrease of $709,000. The decrease in net loss was due to a decrease of $313,000 in administrative expenses from $637,000 to $324,000. Virtually all expenditure levels were reduced as a result of our lack of working capital.

Administrative expenses decreased because we used in-house investor relations consultants and minimized the number of publications we used to send progress reports to the general investment community and we did not issue shares for investor relations services in 2000 whereas in 1999 we incurred $167,000 of such expenditures. Other notable variances were due to one-time charges in 1999; $12,000 for a business plan; $47,500 was paid as a financing commission and

$65,000 of professional fees were paid in connection with the $5,000,000 convertible redeemable debenture unit offering. Travel and promotion in 2000 decreased by $52,000 to $15,000 as compared to $67,000 in 1999 as a result of less travel to the Eastern United States from our Canadian head office.

Our net expenditures on research and development decreased significantly from $408,000 in 2000 to $22,000 in 1999 due to performing the majority of our development work with in-house consultants instead of expensive large contractors as used in 1999. We have set up our own facility in Kokomo, Indiana which is run by Larry Hawks. We received an $83,000 engineering contribution from ARINC for costs incurred in developing its specific use antenna and we received $15,000 from a potential licensee, as previously discussed, as an engineering contribution.

Liquidity
---------

During 2000 we financed our operating deficiency of $284,000, our investment in capital assets and patents of $28,000 and cash redemptions of convertible debentures of $140,000 by receiving subscription proceeds of $487,000 in connection with a unit private placement. We also received short-term loans from related parties of $4,000. These loans are non- interest bearing and due on demand.

We received $83,000 from ARINC Incorporated which represents a Fixed Price Agreement for CTHA Development and Prototypes and $15,000 from a potential licensee as an engineering contribution. These amounts reduced related research and development costs incurred.

The Company has allotted 1,200,000 shares for the potential exercise of warrants at between $1.00 and $2.85 per share, which, if exercised, could raise in excess of $1,300,000. The Company has allotted 1,135,000 shares for the potential exercise of stock options at a weighted average price of $1.19. If all options are exercised the Company could raise $1,355,000. These options and warrants are currently "in-the-money" which increases the chance of receiving funds from their exercise, but does not guarantee that they will be exercised.

Our working capital deficiency as at January 31, 2000 was $464,000 of which $316,000 of payables are in dispute regarding an old West Virginia University Research Corporation contract. We continue to finance our operations through funding from private placement of our equity securities. Our ability to manage payables and to finance our operations and further our development over the next twelve months is contingent upon receiving funds from selling our equity securities and continuing to receive interim loans from related companies on a non-interest bearing basis. Equity or debt financing may not be available on terms acceptable to us, or at all. We will need additional funds, which we may not be able to obtain.

PART II    Other Information

Item 1.    Legal Proceedings
------     -----------------

           See Note 7 to the interim unaudited financial statements.

           A decision by the United States District Court for the Northern District of West Virginia will, if upheld on appeal, signal the end to patent litigation brought by VorteKx, Inc. against us.

           VorteKx, Inc. brought a patent infringement action against IAS in the United States District Court for the District of Oregon on a patent issued to a former graduate student at West Virginia University
           (WVU), Kurt L. VanVoorhies, and subsequently assigned to VorteKx. On IAS' motion, the case was transferred to the Northern District of West Virginia and consolidated with a previously-pending action filed by WVU against VanVoorhies. We and WVU both claimed that the technology covered by the patent is actually owned by WVU. We are the sublicensee of commercial applications of the CTHA technology.

           In a 37-page Memorandum Opinion and Order entered February 17, 2000, the West Virginia federal court granted summary judgment for WVU in its claims against VanVoorhies (Civil Action No. 1:97-CV-144). The Court also dismissed VanVoorhies' claims against WVU and third-party defendants West Virginia University Research Corporation, Dr. James
           E. Smith and Integral Concepts, Inc. Because the Court's holding establishes that WVU owns the technology, it should bring an end to the litigation against us, which was stayed pending resolution of the case against VanVoorhies.

           The dispute in the WVU action concerned inventions conceived during VanVoorhies' time at WVU as a graduate student and later as a graduate research assistant, particularly two inventions relating to the CTHA technology. The Court found that VanVoorhies validly assigned all rights in the first invention to WVU, including all future technology derived from the technology underlying that invention. VanVoorhies subsequently declined to assign to WVU any interest in a second invention. The Court found that the second invention constituted future technology derived from the first invention. Therefore, VanVoorhies' assignment of the first invention to WVU also effectively assigned the second invention to WVU, and WVU is the rightful owner of the patent applications filed by VanVoorhies on the CTHA technology.

           Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against us, VorteKx no longer has standing to pursue that infringement case. The case has been stayed pending VanVoorhies' appeal from the Court's order, and assuming his appeal is denied, is expected to be dismissed altogether.

Item 2.    Changes in Securities
------     ---------------------

           Pursuant to a pending private placement of 500,000 units at a price of $1.00 per unit, on November 19, 1999, the Board of Directors of the Company agreed to extend the term of the offering to March 1, 2000, to increase the offering to 1,200,000 units and to reduce the price from $1.00 per unit to $0.50 per unit, based on the trading price at that time. The exercise price of the warrants was reduced from $1.50 per share to $1.00 per share. On April 19, 2000, a total of 200,000 units were issued at a price of $1.00 per unit, with each warrant being exercisable at a price of $1.50 per share. As of January 31, 2000, an additional 969,903 units at a price of $0.50 per unit had been subscribed for but have not yet been unissued.

           On August 12, 1999, a total of 24,106 shares of Class A common stock were issued to Augustine Fund at a price of $0.44985 upon conversion of its outstanding debenture and on October 15, 1999, an additional 38,748 shares of Class A common stock were issued to Augustine Fund at a price of $0.7077 per share.

Item 3.    Defaults upon Senior Securities
------     -------------------------------

           None

Item 4.    Submissions of Matters to a Vote of Security Holders
------     ----------------------------------------------------

           At the annual meeting of the Company held on November 19, 1999, the shareholders approved the election of John G. Robertson, James Vandeberg, Jennifer Lorette and Donna Moroney as the directors of the Company for the ensuing year and the appointment of Elliott Tulk Pryce Anderson, Chartered Accountants, as the auditors for the ensuing year.

Item 5.   Other Information
------    -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          27.1 - Financial Data Schedule

                                  Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 13, 2000              IAS COMMUNICATIONS, INC.

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