Form 10KSB
period 2000-04-30
IAS COMMUNICATIONS INC
filed 2000-09-07
CIK 945641

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        -------------------------------

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          THE SECURITIES ACT OF 1934

                   For the Fiscal Year Ended April 30, 2000
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

   The registrant's revenues for its most recent fiscal year were:  $35,277.

The Aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2000, computed by reference to the price at which the stock was sold on that date was $5,139,762.38.

   The number of shares outstanding of the registrant's Class A voting Common Stock, no par value, as of July 31, 2000 was 11,433,593.

   Documents incorporated by reference:  None.

   Transitional Small Business Disclosure Format (Check one):  Yes ( ) No (X)

                           IAS COMMUNICATIONS, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----
Item 1.    Description of Business........................................   2

Item 2.    Property.......................................................   8

Item 3.    Legal Proceedings..............................................   8

Item 4.    Submission of Matters to a Vote of Security Holders............  10

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......  10

Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  11

Item 7.    Financial Statements...........................................  15

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............  31

Item 10.   Executive Compensation.........................................  33

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................  34

Item 12.   Certain Relationships and Related Transaction..................  35

Item 13.   Exhibits and Reports on Form 8-K...............................  36


                                    PART I

ITEM 1.        DESCRIPTION OF BUSINESS
-------        -----------------------

BUSINESS DEVELOPMENT

IAS Communications, Inc. (the "Company") is a development stage company incorporated in the state of Oregon in 1994. Its principal business operations are conducted in Indiana and B.C. Canada. The Company is engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, (the "CTHA"), for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna. Emergent Technologies Corporation ("ETC") has the sublicense for military and governmental applications for the CTHA technology.

INDUSTRY BACKGROUND

Antennas are one of the most important components of all Radio Frequency ("RF") communication systems. RF engineering and Integrated Circuit Technology ("RFIC") are synonymous with today's antenna technology. The business of the Company involves RF and its integration into electronic circuitry. Many experts consider RF engineering more of an art than a science. This is especially true today due to ever increasing demands on a finite resource - the Radio Frequency Spectrum.

Companies that have made large up front investments for expanding their wireless and mobile networks are demanding better technical solutions to problems in signal transmission and reception. The wireless communications market includes PCS and cellular (analog and digital) as well as numerous newer applications, some of which have not yet made it to the drawing boards.

THE PRODUCT

The CTHA is a low profile antenna that can be as small as a postage stamp. The size is dependent on the frequency for the application. Each application has an assigned frequency according to the FCC (Federal Communications Commission), which controls the frequencies assigned to all wireless applications in the USA.

For example the PCS cellular frequency is 1.9 gegahertz and the CTHA for the PCS applications is 1/2" square and 1/100th of an inch tall, whereas the 5" TV CTHA antenna for VHF and UHF frequency is as low as 54 megahertz, therefore requiring a larger CTHA design. The CTHA was initially designed as a contrawound antenna using two copper wires wrapped in opposite directions to each other on donut shaped devices, creating an electromagnetic current. The current CTHA can now be manufactured on a circuit board that will enable the antennas to be mass-produced inexpensively, therefore having an advantage over existing antennas used in the market place today. The CTHA can be placed on the ground, in a boat or embedded into a variety of items such as cellular phones, pagers, 2 way radios, and numerous other wireless applications.

Compared to traditional dipole and monopole antennas, the CTHA is much shorter in height, yet its toroidal magnetic field is equivalent to the linear electric field produced by other taller antennas. This makes CTHAs particularly excellent candidates for low frequency broadcast transmission that otherwise require prohibitively tall monopole structures above the earth ground plane. For higher frequency applications, for example, the Company believes that the CTHA could replace a car antenna with a structure that could be made part of the rear view mirror or similarly sized object. Resonant operations of the CTHA provide improved efficiency.

ADVANTAGES/DISADVANTAGES

The principal advantages of this antenna are: (1) low physical profile; (2) resonant operation providing improved efficiency; and, (3) low susceptibility to electrostatic disturbances. The CTHA is well suited to long distance communication applications that require vertical polarization for improved efficiency. The low physical profile is conducive to flush mounted applications for reducing aerodynamic drag on vehicles. For low frequency fixed applications, the significantly shorter structures can be made lighter, more economical, more aesthetic, and less hazardous to aircraft than the tall antenna structures that are presently used. The CTHA can be constructed on rectangular or polygonal frames which can be folded and stored for portable applications.

APPLICATIONS

There are many applications that can exploit the advantages of the CTHA. The small size and especially low profile make it well suited to both commercial and military applications that would benefit from an inconspicuous antenna package. These would include both land, air and sea vehicles. The low profile and magnetic principle of operation enable the antenna to be concealed in the fuselage of the body of an airplane, car, truck, train or boat so as to reduce drag. The CTHA can also be applied in commercial applications, including AM, FM and TV broadcasting and reception, and cellular phone communications.

Several applications of the CTHA are being developed through licenses and professional service agreements with third parties. In addition, the following consists of some of the specific applications of the CTHA currently in the testing or production stage:

     HAWKS TV ANTENNA

     The HAWKS TV Antenna is a 5" antenna that replaces the need for existing rabbit ears and unsightly fishbone antennas. It can be mounted on a TV or rooftop, inside an attic or recreational vehicle, or behind a satellite dish. It can be connected to a VCR and will pull in all local (VHF/UHF) stations with clarity equal to a log periodic antenna. The Company believes it is ideal for homes, apartments, mobile homes, condos and offices.

     The 5" antenna replaces the Company's previous 14" dish antenna. The 5" antenna can be placed at many locations such as on roofs, behind a satellite dish, or on a trailer/mobile home. In addition, it is not affected by surrounding interference.

     RADIO ANTENNA

     The IAS Amateur Radio Antenna receives and transmits a wide range of broadband frequencies (from 0.5 to 30 MHz), while measuring a mere 36 inches in diameter with a height of only two inches. The CTHA technology tuned at 7.2 MHz or 14.213 MHz replaced dipoles of 66 ft and 33 ft long, respectively. In addition, a miniature 2-inch tall antenna succeeds the invasive six-foot antenna used on towers today. This antenna can be placed on the ground, on top of buildings, in a boat or concealed in the fuselage of a plane.

     HAWKS HAM HF ANTENNA

     The Ham type Hawks Antenna receives from .5 to 54 MHz and transmits a wide range of broadband frequencies (from 3.0 to 54 MHz), while measuring a mere 39 inches in diameter with a height of only two inches. The Hawks Ham antenna requires a transmatch and when tuned at Ham frequencies will compete with dipoles. The Ham antenna was primarily designed for portable applications such as apartment and Condo dwellers that have antenna restrictions.

     HAM VHF/UHF ANTENNA

     The VHF/UHF version antenna measures 5 1/4 x 6 5/8 x 3/4 inches high that eliminates garage door and tree limb problems. The antenna transmit and receive range is 144 MHz through 149 MHz on VHF (2-meter band) and 430 MHz through 450 MHz (70 cm band) VSWR is tunable below 1:2.1 in both bands. The antenna is supplied with double backed 3M tape for mounting to almost any surface. It contains 4 blind screw holes for permanent mounting if required. The antenna is fed with 16 feet of RG-58/a/u (50 ohm) military grade coaxial cable terminated with a BNC connector. The antenna requires a duplexer if operated as a dual band antenna. The radiating pattern is near iso-tropic, which allows operation without any nulls. A gain of 3 dBi is nominal on both bands. The plastic case that houses the antenna is molded from Hi Impac, UV stabilized ABS that is gray in color and will accept any non-metallic paint.

     MARINE ANTENNA

     The marine antenna can be used for ship to shore communications and may additionally have a GPS antenna installed in it. The marine antenna is currently in the final stage of development.

     LEO SATELLITE ANTENNA

     The LEO Satellite Antenna is optimized to operate with any earth-based Orbcomm Satellite Transceiver unit. The antenna is passive in nature and comes standard with 16.5 feet of RG-58/U coaxial cable. The cable is of sufficient length to be mounted physically far from the RF transceiver front end. The cable length can be adjusted to fit any system installation with minimal to no degradation in antenna performance. This system application is intended for use in the transportation tracking industry. The system can be installed in any semi freight trailer shipping containers and can be utilized to prevent their theft and loss. IAS Systems has been testing this antenna for practical system application. The Company has performed field tests for the last two years that indicate that the IAS
     LEO Satellite Antenna has an overall Communications Efficiency between 95% and 98%.

     The specific markets targeted for this antenna are the untethered trailer tracking, intermodal shipping container, and military transportation segments, which markets require a simple, low-cost tracking device and covert installation that includes an unobtrusive antenna.

     GPS ANTENNA

     The GPS antenna is a global positioning satellite antenna that is used for such things as locating ships, airplanes, trucks, cars and people. It can be installed in several other of the CTHA applications.

     AIRCRAFT ANTENNA

     The aircraft antenna can be used for air to ground communications and may additionally have a GPS antenna installed in it. The aircraft antenna is currently in the development stage and under testing by the Cadence Design Group.

     PCS ANTENNA

     The PCS Antenna was successfully tested by the Cadence Design Group for tracking applications for lost children, pets and cattle. It can additionally be used for cellular phones. The size of the PCS antenna is 1/2" by 1/100/th/ of an inch tall.

COMPETITION

The market for antennas is highly competitive. There are numerous manufacturers of antennas in the United States with substantially greater financial, technical, marketing and other resources than the Company. Patent research does not reveal any competing technology.

MARKETING STRATEGY AND SALES NETWORK

The Company markets the CTHA through licensing with third party users, advertising over the Internet, advertising in local newspapers, and in some cases, through the manufacture and sale of the antenna using third party manufacturers.

Through an exclusive licensing agreement with Information Highway, Inc., a web content developer and Internet service provider, the Company markets its television and amateur radio antennas on Information Highway's Executive Club virtual mall web site at www.theexecutive.com. Pursuant to the agreement,
                         --------------------
entered into on October 1, 1999, Information Highway maintains World Wide Web rights for the sale of the antennas for a five-year period, starting October 1, 1999, based on minimum sales as follows:

 .  50,000 antennas in the first year;
 .  100,000 antennas in the second year;
 .  150,000 antennas in the third year;
 .  250,000 antennas in the fourth year;
 . 450,000 antennas in the fifth year; or . a minimum of 1,000,000 antennas over the five-year period.

Information Highway has sold only a limited number of the antennas to date. The Company does not believe that 50,000 will be sold this year.

The Company's antennas are also available on its website at www.iascom.com. The
                                                            --------------
Company receives orders on a daily basis through its website. The Company anticipates strong interest from potential customers and end users from its website.

INTELLECTUAL PROPERTY

The Company obtained the rights to the CTHA through a series of transactions. Dr. James E. Smith ("Dr. Smith"), a tenured professor at West Virginia University ("WVU"), directed the research and development of CTHA utilizing WVU's facilities and funding. Under Dr. Smith's employment agreement with WVU, the patentable ideas for the CTHA were assigned to West Virginia University Research Corporation ("WVURC") and became its property on April 12, 1994. An exclusive worldwide license was granted by WVURC to Integral Concepts, Inc. (ICI"), a corporation owned and controlled by Dr. Smith, to: (1) manufacture the CTHA and, (2) sublicense others to manufacture, market, sell copies of, license and distribute the CTHA (the "ICI License").

ICI entered into an option agreement with SMR Investment Ltd., ("SMR") a corporation owned by Sue Robertson, the wife of John Robertson, the Company's President, Chief Executive Officer and a member of the Board of Directors ("Robertson"), dated November 18, 1994, and amended December 16, 1994 (the 'Option Agreement"). The Option Agreement provided that ICI would issue a sublicense to SMR for the CTHA subject to the payment of $250,000; a 3% royalty from gross sales; and shares in a subsequent public entity. SMR and Robertson organized the Company as a result. ICI retained all military and governmental applications and resulting procurement interests. The contract period relating to the three- percent royalty to be paid to ICI commences when sales are made by the Company and continues during the life of the Option Agreement. The term of the Option Agreement is perpetual as is the ICI License.

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

The Company entered into a Joint Venture Agreement ("JVA") with Emergent Technologies Corporation (ETC) on March 4, 1997. The JVA required a new company to be incorporated (TEAM) whereby the Company owns 50% and ETC owns 50% of TEAM. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The President of ETC is the President of TEAM. TEAM was organized on June 4, 1997 under the laws of the State of West Virginia. The Company retains the worldwide commercial sublicense rights to the CTHA excluding all military and governmental applications.

The business purpose of TEAM was to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS was to buy product from TEAM at cost to manufacture plus 30% for all commercial applications and ETC was to buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the worldwide sublicense from ICI for all military and governmental applications on January 2, 1997.

TEAM entered into a contract with ETC to carry out combined research and development activities to December 31, 1997. This contract was renewable on a monthly basis at the option of TEAM. ETC and the Company have each funded TEAM $250,000 as required in the JVA.

TEAM does not have any assets or operations and the Company's contributions for joint research and development has been paid directly to ETC for the Company's specific applications, which has been expensed as incurred.

WVURC received a patent for the CTHA in August 1995. Dr. Smith is a tenured professor at WVU and conducts his research and development regarding the CTHA at WVU's facilities. As a result, WVURC owns the patent rights to the CTHA that it licensed to ICI. The ICI License provides that ICI can grant sublicenses of the technology covered by the patent to third parties. On July 10, 1995, ICI issued the Sublicense to the Company, which was amended in March 1997.

On July 29, 1997, the Company announced that the second US patent had been granted on the CTHA. This patent broadened the protection it already had for the CTHA by encompassing several different geometry's not specifically covered by the first patent.

RECENT LICENSES AND PROFESSIONAL SERVICE AGREEMENTS

On September 23, 1999, the Company entered an agreement with ARINC Incorporated ("ARINC") to grant ARINC an exclusive worldwide license to import, export, have made, use, allow its customers to use, lease, rent and sell the Hawks/ARINC antenna (LEO Antenna) for the Orbcomm frequencies. The ARINC antenna is the newly developed circuit board CTHA. The license, in part, gives ARINC the exclusive right for three years to use the Hawks/ARINC antenna in monitoring and tracking trailers, refrigeration monitoring, in-cab tracking, messaging and for long haul trailers using the Orbcomm Satellite frequency. Pursuant to the license, ARINC shall purchase from the Company 10,000 Hawks antennas in the first year with an option to purchase a minimum of 20,000 antennas in the second year, and 30,000 antennas in the third year. This license is exclusive only if minimum purchases are met. ARINC, founded in 1929 and headquartered in Annapolis Maryland, provides communications and systems integration engineering to business and industry. ARINC's Dominium(R) product line uses the ORBCOMM low earth orbit (LEO) satellite communication system, which provides global communications coverage especially useful in remote areas that are not serviced by conventional or cellular telephone. The Dominium(R) tracker unit is battery powered and equipped with the Global Positioning System (GPS). It can be programmed to automatically report its position and other information like temperature, engine speed or load capacity, at any desired time interval, or upon reaching a user-determined alarm value. Dominium (R) also markets a data messaging line of products, which integrates input/output devices for sending and receiving text messages. The new antenna is a compact, low profile antenna, flush mounted on an application at a fraction of the height of the monopole antenna used today. The Company holds the worldwide rights to all commercial applications of this technology and Emergent Technologies Corp. owns the Military/Government rights.

Pursuant to this agreement with ARINC, the Company also granted to ARINC an exclusive license to manufacture and resell antenna units. This license granted to ARINC is to remain exclusive as long as the following minimum royalty payments are met:

 .  One million dollars during the first year
 .  Five million dollars during the second year
 .  Seven million five hundred thousand dollars in the third year.

The Company has not yet received any royalty payments.

Pursuant to a license agreement with World Tracking Technologies, Inc. ("World Tracking") dated January 31, 2000, as amended on February 24, 2000, the Company agreed to grant a license to manufacture, use and resell a customized antenna for a wireless system for tracking lost children, animals and electronic components. If World Tracking begins commercial production of the antennas within six months of a two-month testing period ("testing period"), the license is exclusive. If World Tracking begins production within this time period, the Company will be paid royalties for the antennas based on the following minimum quotas:

 .  Year One - 100,000 antennas
 .  Year Two - 150,000 antennas
 .  Year Three - 200,000 antennas
 .  Year Four - 250,000 antennas
 .  Year Five - 300,000 antennas

The royalties shall be $2.50 per antenna for the first 100,000 antennas purchased; $2.25 per antenna for 100,001 to 200,000 antennas purchased; $2.00 per antenna for 200,001 to 300,000 antennas purchased; $1.75 per antenna for 300,001 to 400,000 antennas purchased; $1.50 per antenna for 400,001 to 500,000 antennas purchased; and $1.00 per antenna for over 500,000 antennas purchased.

If World Tracking does not begin production of the antennas within six months of the completion of the two-month testing period, then exclusive rights terminate, unless World Tracking pays a minimum royalty of $250,000 within the first year. If the minimum royalty payment is made, then the Company will extend the deadline date for commencement of commercial production for up to one year.

Pursuant to the terms of the license, the Company has been paid a non-reoccurring engineering fee in the sum of $15,000. World Tracking notified the Company that it had completed testing in February 2000, but as of the date of this 10-KSB, World Tracking has not yet commenced production. The Company anticipates that it will receive the minimum royalty payment of $250,000 from World Tracking by the end of the year 2000.

On March 24, 2000, the Company entered a professional service agreement with Cadence Design Systems, Inc. (NYSE: CDN), to provide the Company with a comprehensive wireless development engineering service for the CTHA. This agreement with Cadence(R) will enable the Company to complete an independent analysis of its CTHA technology for several wireless applications as follows:

 .  The LEO/GPS CTHA for the Orbcomm Satellite used for tracking trucks, trailers and valuable merchandise
 .  Cellular phones
 .  Walkie talkies
 .  Two way pagers
 .  PC's
 .  Cordless phones
 .  Several Bluetooth applications.

Cadence is the largest supplier of electronic design automation products, methodology services and design services used to accelerate and manage the design of semiconductors, computer systems, networking and telecommunications equipment, consumer electronics and a variety of other electronics-based products. Cadence has sales offices, design centers and research facilities around the world. The advantage of this agreement to the Company in having Cadence complete comprehensive independent analysis of the CTHA technology is to have the said information available to potential end users on the Company's website at www.iascom.com. The
                                                             --------------
majority of the potential end users require detailed specifications of the Company's antennas before committing to a purchase order or entering into a joint venture agreement with the Company.

GOVERNMENTAL REGULATION

The Company believes there are no existing governmental guidelines for the antennas currently being developed by the Company.

NEED FOR GOVERNMENTAL APPROVAL

No governmental approval is necessary for the antenna other than meeting certain frequency guidelines for the end users. The end user is required to meet certain government specification for several wireless applications.

RAW MATERIALS

All materials necessary to make the antenna are readily available in the marketplace from a variety of suppliers.

DEPENDENCE ON A FEW MAJOR CUSTOMERS

Since the Company is just beginning to receive orders, it will be dependent on a few major customers for the near future. Such customers currently include ARINC and World Tracking. The Company also receives orders from customers through the World Wide Web and other advertising sources.

RESEARCH AND DEVELOPMENT

The company has spent approximately $470,488 on research and development over the past two years. Research and development was initially jointly funded with ETC through TEAM. Additional research and development of both a scientific and practical nature is required to complete the commercialization of the CTHA. The cost of some future research and development will be borne by customers for specific applications. The antenna is currently being developed jointly by Cadence Design Systems, Inc. and our engineer, Larry Hawks.

EMPLOYEES

In addition to its Officers, the Company currently employs three full-time employees. The Company anticipates adding employees as needed in the future.

YEAR 2000 ISSUES

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

ITEM 2.        PROPERTY
-------        --------

The Company's executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X2W8, and the telephone number is (604) 278-5996. The Company leases, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from John Robertson. The monthly rent is $500.00. The Company's research and development facilities are located at 100 E. Broadway, Kokomo, Indiana 46901, where it leases 7500 square feet of space. The term of the lease is one year, and the monthly rent of the aforementioned space is $2500.

ITEM 3.        LEGAL PROCEEDINGS
-------        -----------------

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk Vanvoorheis, ("Plaintiff") sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University ("WVU") of this claim and contacted WVU to assist in the defense. WVU owns the patent rights to the CTHA technology, which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belong to WVU and that based on the license, the Company owns the world wide rights to the CTHA commercial applications. Dr. James Smith, the former Chairman of the Board of the Company, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc.

A decision by the United States District Court for the Northern District of West Virginia will, if upheld on appeal, signal the end to patent litigation brought by VorteKx, Inc. against the Company.

VorteKx, Inc. brought a patent infringement action against IAS in the United States District Court for the District of Oregon on a patent issued to a former graduate student at WVU, Kurt L. VanVoorhies, and subsequently assigned to VorteKx. On the Company's motion, the case was transferred to the Northern District of West Virginia and consolidated with a previously pending action filed by WVU against VanVoorhies, discussed above. The Company and WVU both claimed that the technology covered by the patent is actually owned by WVU. The Company is the sublicensee of commercial applications of the CTHA technology.

In a Memorandum Opinion and Order entered February 17, 2000, the West Virginia federal court granted summary judgment for WVU in its claims against VanVoorhies. The Court also dismissed VanVoorhies' claims against WVU and third-party defendants West Virginia University Research Corporation, Dr. James E. Smith and Integral Concepts, Inc. Because the Court's holding establishes that WVU owns the technology, it should bring an end to the litigation against the Company, which was stayed pending resolution of the case against VanVoorhies.

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

Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case has been stayed pending VanVoorhies' appeal from the Court's order.

On May 16, 2000 the Company filed suit in the United States District Court for Northern District of West Virginia against Integral Technologies, Inc., Next Antennas.Com, Inc., Emergent Technologies Corporation and Jack Parsons (collectively, "the Defendants"), alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

This Company is the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto ("the Technology"). The Company established a joint venture (TEAM) with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Emergent was subsequently acquired by Integral Technologies, Inc., which recently announced it is selling antennas to the commercial market through its wholly-owned subsidiary, Next Antennas.Com, Inc. Jack Parsons has been the president of Emergent, and a director of Integral. The Company believes that the defendants are selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of the Company's exclusive rights.

The Company seeks injunctive and affirmative relief and punitive damages as follows:

     - An injunction prohibiting the Defendants from using or disclosing the Company's trade secrets; or manufacturing, distributing or selling, any device derived from the Technology for commercial applications;

     - An order requiring the Defendants to account to the Company for all profits obtained as a result of their alleged breach of contract, breach of duty of good faith and fair dealing, misappropriation of trade secrets, interference and/or breach of fiduciary duty; and to return all proprietary materials and destroy all devices created in violation of the Company's rights;

     - A money judgment against the Defendants in an amount to be determined at trial; additional exemplary or punitive damages calculated to deter such conduct, and attorney fees and costs; and

     - An order requiring the Defendants to hold in trust for the Company all profits the Defendants have made from commercial sales of antennas derived from the Technology.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

No matters were submitted to a vote by the Company's security holders during the fourth quarter of its fiscal year ended April 30, 2000.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------        --------------------------------------------------------

The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "IASCA" where it has traded since April 16, 1996. The Company's Common Stock has traded at between $0.5368 and $4.62 per share since April 16, 1996.

   The following table sets forth the high and low prices for the Company's Common Stock, as reported by Nasdaq Trading & Market Services for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                      Bid Price         Asked Price
                                    High     Low      High     Low
                                  -------- -------- -------- --------
Quarter ended July 31, 1998       $2.12    $2.12    $2.25    $2.25
Quarter ended October 31, 1998    $1.437   $1.437   $1.75    $1.75
Quarter ended January 31, 1999    $1.218   $1.218   $1.281   $1.281
Quarter ended April 30, 1999      $1.531   $1.531   $1.593   $1.593
Quarter ended July 31, 1999       $1.53    $0.81    $1.59375 $0.8125
Quarter ended October 31, 1999    $1.00    $0.375   $1.125   $0.4375
Quarter ended January 31, 2000    $1.03125 $0.375   $1.0625  $0.46875
Quarter ended April 30, 2000      $3.125   $0.59375 $3.1875  $0.71875

As of July 31, 2000, there were 11,433,593 shares of Common Stock outstanding, held by 132 shareholders of record.

DIVIDEND POLICY

To date the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES


Set forth below is information regarding the issuance and sales of the Company's securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities.

During May 1999 - February 2000, the Company sold, in a private placement, 968,902 units at a price of $0.50 (US) per unit to four accredited investors, all of whom were non-U.S. residents. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share if exercised during year one after receipt of the subscription funds. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 and Section 4(2) of the Act are not available, the sales were exempt pursuant to Regulation S under the Act.

During the fiscal year ended April 30, 2000, the Company issued 18,125 shares in connection with the exercise of warrants at exercise prices varying from $1.50 to $2.25 per share. The warrants were issued in connection with previous exempt offerings of securities by the Company.

During the fiscal year ended April 30, 2000, the company issued 62,854 shares in connection with the conversion of $360,000 of a convertible debenture at an average price of $0.71 per share. The bulk of this conversion (471,508 shares) was accomplished in the fiscal year ended April 30, 1999. The debentures were issued in connection with previous exempt offerings of the securities of the Company.

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

Overview
--------

IAS Communications, Inc. (the "Company") was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design that can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation.

As a development stage company, the Company devotes most of its activities to establishing this new business. Planned principal activities have produced insignificant revenues and the Company has suffered recurring losses from inception, totalling $5,000,000 and the

Company has a working capital deficit of $713,000 which includes a negative cash balance of $18,000. A total of $118,000 of the working capital deficit was subsequently settled by issuing 100,000 common shares. These factors raise doubt about the Company's ability to continue as a going concern. The Company's ability to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop additional markets for the Company's products, identify additional licensees, and receive ongoing support from the majority of the Company's creditors.

The Company plans to raise net proceeds of approximately $425,000 through a private placement. The offering will be a best efforts no minimum offering consisting of 600,000 units at $0.75 per unit. Each unit consists of one unit of common stock of the Company and one warrant to purchase an additional unit of common stock at a price of $1.00 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is an not offer to sell securities and is not a solicitation of an offer to buy securities. The Company anticipates that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration. If all units are sold, then net proceeds to the Company will be approximately $425,000.

The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,803,377 shares may be exercised to net $2,724,000 and options with respect to 1,133,000 shares may be exercised to net $1,353,000. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. The Company has entered into an agreement and is committed to pay an estimated $204,400 in time and materials for professional services for testing and developing five antenna applications. After raising $450,000, the Company will require significant additional capital to provide sufficient working capital to carry out its business plan for the next twelve months.

Results of Operation for the Year Ended April 30, 2000 ("2000") as compared to
------------------------------------------------------------------------------
the Year Ended April 30, 1999 ("1999")
--------------------------------------

During the latter part of 1999 the Company, through its agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $35,000 for 2000 as compared to $3,000 for 1999.

The net loss for 2000 was $572,000 compared to $1,219,000 for 1999. The decrease of $647,000 was due to the decrease in research and development expenses to $79,000 during 2000 as compared to $392,000 during 1999, a decrease of $313,000. The decrease was due to the Company using hired consultants to perform all product development work instead of expensive third party contractors. The Company has eliminated the need for these subcontractors by setting up a manufacturing and sales office in Kokomo, Indiana, which is operated by Larry Hawks. As a result consulting has increased to $120,000 during 2000 from $74,000 in 1999. Potential licensees have defrayed some of the research and development costs by contributing $98,000 during 2000 as compared to $81,000 in 1999. Administrative expenses decreased by $384,000. A total of $49,000 was incurred during 1999 on financing and legal fees relating to a debenture issue as compared to nil in 2000. Debenture interest decreased to $9,000 from $28,000 as a result of the $500,000, 8%, convertible debentures being redeemed. The Company had to pay $30,000 as a premium on cash redemption in 2000. Professional fees decreased by $59,000 to $144,000 from $203,000 in 1999. Travel and promotion decreased by $55,000 to $15,000 from $70,000 in 1999 as a result of reduced travel to Indiana. Rent and secretarial increased by $40,000 as a result of the Kokomo, Indiana facility operating for twelve months. Investor relations activity decreased by $219,000 to $70,000 from $289,000 in 1999. Because of pending litigation throughout the year the Company did not spend money on investor relations other than basic ongoing costs regarding news releases and fielding enquiries.

The Company incurred $61,000 of advertising costs related to marketing its developed products where no costs were incurred in 1999.

The Company's net loss per share decreased by $0.07 to $0.06 per share from $0.13 in 1999 as a result of the lower net loss for the year and the increase in outstanding shares by 8% during 2000.

Liquidity
---------
During 2000 the Company financed its operations and received $730,000 by:

     (i) receiving financial support from companies affiliated with the President of the Company in the amount of $212,000. These amounts are unsecured, non-interest bearing and due on demand.

     (ii) issuing 968,902 units at $0.50 per unit and receiving $484,451. Each unit contained one share and one warrant to acquire one additional share at $1.00 expiring March 1, 2001.

     (iii) issuing 20,625 shares and receiving $33,000 pursuant to warrants and options exercised.

During 2000 the Company invested these funds as follows:

     (i) $17,000 of these funds was spent on acquiring capital assets to set up its Kokomo, Indiana facility.

     (ii) $30,000 of these funds was spent on patent protection costs in various jurisdictions.

     (iii) $536,000 of these funds was spent on operating activities as discussed above under Results of Operation for the Year Ended April 30, 2000 as compared to the Year Ended April 30, 1999.

     (iv) The Company repaid $140,000 of outstanding debentures with cash instead of shares as the Company did in 1999.

The Company's cash position has increased by $7,000 to negative $18,000 and its working capital deficit, as at April 30, 2000, is $713,000.

ITEM 7:  Financial Statements
------  --------------------

Independent Auditor's Report

Balance Sheets as of April 30, 2000 and 1999

Statements of Operations accumulated from December 13, 1994 (Inception) to April 30, 2000 and the years ended April 30, 2000 and 1999

Statements of Cash Flows accumulated from December 13, 1994 (Inception) to April 30, 2000 and the years ended April 30, 2000 and 1999

Statement of Shareholders' Equity accumulated from December 13, 1994 (Inception) to April 30, 2000

Notes to the Financial Statements

                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors
IAS Communications, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of IAS Communications, Inc. (a Development Stage Company) as of April 30, 2000 and 1999 and the related statements of operations, shareholders' deficit and cash flows for the period from December 13, 1994 (inception) to April 30, 2000 and the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2000 and 1999 and the results of its operations and its cash flows for the period from December 13, 1994 (inception) to April 30, 2000 and the years ended April 30, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.

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


                                                "Elliott, Tulk, Pryce, Anderson"


                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
July 20, 2000

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
April 30, 2000 and 1999

                                                                   2000         1999
                                                                     $            $
                                     Assets
Current Assets
  Inventory                                                         22,605        6,056
  Prepaid expenses and other current assets                        153,788       51,476
                                                                ----------    ---------
                                                                   176,393       57,532
Property, Plant and Equipment (Note 3)                              41,352       39,860
License and Patent Protection Costs (Note 4)                       377,872      368,947
                                                                ----------    ---------
                                                                   595,617      466,339
                                                                ==========    =========

                     Liabilities and Shareholders' Deficit

Current Liabilities
  Cheques issued in excess of funds on deposit                      18,446       26,095
  Accounts payable                                                 495,409      472,558
  Accrued liabilities (Note 7(d))                                  128,928       35,803
  Due to related parties (Note 8)                                  211,965            -
  Convertible debentures (Note 6)                                   35,000            -
                                                                ----------    ---------
                                                                   889,748      534,456
Convertible Debentures (Note 6)                                          -      210,000
                                                                ----------    ---------
                                                                   889,748      744,456
                                                                ----------    ---------
Commitments and Contingencies (Notes 1 and 9)

Shareholders' Deficit
Preferred Stock     50,000,000 shares authorized; none issued
Common Stock (Note 7)
  Class "A" voting  -  100,000,000 shares authorized
                       without par value; 11,321,239
                       and 10,268,858 shares issued
                       and outstanding respectively              4,738,949    4,182,794
  Class "B" non-voting - 100,000,000 shares authorized without par value; none issued
Deficit Accumulated During The Development  Stage               (5,033,080)  (4,460,911)
                                                                ----------    ---------
                                                                  (294,131)    (278,117)
                                                                ----------    ---------
                                                                   595,617      466,339
                                                                ==========    =========

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Statements of Operations
Accumulated from December 13, 1994 (Inception) to April 30, 2000 and the years ended April 30, 2000 and 1999

                                           Accumulated from
                                     December 13, 1994 (Inception)
                                          to April 30, 2000            2000         1999
                                                  $                       $            $
Revenue                                           38,090               35,277        2,813
Cost of Sales                                     23,796               22,843          953
                                               ---------           ----------    ---------
Gross Profit                                      14,294               12,434        1,860
                                               ---------           ----------    ---------
Expenses (Schedule)
  General and Administration                   2,607,565              444,811      829,319
  Selling and Marketing                           61,280               61,280            -
  Research and Development                     2,378,529               78,512      391,976
                                               ---------           ----------    ---------
                                               5,047,374              584,603    1,221,295
                                               ---------           ----------    ---------
Net Loss                                       5,033,080              572,169    1,219,435
                                               =========           ==========    =========
Net Loss Per Share                                                       (.06)        (.13)
                                                                   ==========    =========
Weighted Average Shares Outstanding                                10,392,000    9,600,000
                                                                   ==========    =========

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Statements of Cash Flows
Accumulated from December 13, 1994 (Inception) to April 30, 2000 and the years ended April 30, 2000 and 1999

                                                               Accumulated from
                                                         December 13, 1994 (Inception)
                                                                 to April 30,
                                                                     2000               2000           1999
                                                                       $                 $              $
Cash Flows to Operating Activities
  Net loss                                                          (5,033,080)        (572,169)    (1,219,435)
  Adjustments to reconcile net loss to cash
    Gain on shares cancelled                                               (10)               -              -
    Depreciation and amortization                                      106,028           36,240         32,414
    Shares issued for services                                         499,098                -        230,640
    Shares issued for debenture interest                                18,786            3,266         15,520
  Change in non-cash working capital items
    Increase in prepaid expenses and other current assets             (153,788)        (102,212)       (36,551)
    Increase in inventory                                              (22,605)         (16,549)        (6,056)
    Increase in accounts payable                                       495,409           22,851        102,046
    Increase (decrease) in accrued liabilities                         128,928           93,125        (44,357)
                                                                    ----------         --------     ----------
Net Cash Used in Operating Activities                               (3,961,234)        (535,548)      (925,779)
                                                                    ----------         --------     ----------
Cash Flows to Investing Activities
   Increase in capital assets                                          (84,514)         (16,722)       (11,801)
   Increase in licence                                                (250,000)               -              -
   Increase in patent protection costs                                (190,737)         (29,935)       (20,147)
                                                                    ----------         --------     ----------
Net Cash Used in Investing Activities                                 (525,251)         (46,657)       (31,948)
                                                                    ----------         --------     ----------
Cash Flows from Financing Activities
   Increase in common stock                                          3,856,074          517,889        415,750
   Convertible debentures proceeds (repayments)                        400,000         (140,000)       500,000
   Advances from related parties                                       211,965          211,965              -
                                                                    ----------         --------     ----------
Net Cash Provided by Financing Activities                            4,468,039          589,854        915,750
                                                                    ----------         --------     ----------
Increase (Decrease) in Cash                                            (18,446)           7,649        (41,977)
Cash - Beginning of Period                                                   -          (26,095)        15,882
                                                                    ----------         --------     ----------
Cash - End of Period                                                   (18,446)         (18,446)       (26,095)
                                                                    ==========         ========     ==========
Non-Cash Financing Activities
6,000,000 shares issued at a deemed fair value
  of $1 in total for property                                                1                -              -
Shares issued to an officer donated back and cancelled                     (10)               -              -
Shares issued for services                                               8,333                -              -
Shares issued for convertible debentures converted                     383,786           38,266        345,520
Shares issued pursuant to performance
  stock agreements for services                                        490,765                -        230,640
                                                                    ----------         --------     ----------
                                                                       882,875           38,266        576,160
                                                                    ==========         ========     ==========
Supplemental disclosures:
  Interest paid with cash                                               21,736            6,225         12,791
  Income tax paid with cash                                                  -                -              -

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Statement of Shareholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to April 30, 2000

                                                                                      Deficit
                                                                                    Accumulated
                                                                        Common       During the
                                                                         Stock      Development
                                                             Shares     Class "A"      Stage
                                                               #           $             $
Balance - December 13, 1994 (Inception)                         -            -                -
Shares issued for cash                                        100           10                -
Shares issued for property                              6,000,000            1                -
Shares issued for cash pursuant to:
  a private placement                                     700,000       70,000                -
  a public offering memorandum                            336,333      252,250                -
Net loss for the period                                         -            -          (83,615)
                                                        ---------    ---------       ----------
Balance - April 30, 1995                                7,036,433      322,261          (83,615)
Shares issued donated back and cancelled                     (100)         (10)               -
Shares issued for cash pursuant to options exercised      210,000       52,500                -
Net loss for the year                                           -            -         (480,298)
                                                        ---------    ---------       ----------
Balance - April 30, 1996                                7,246,333      374,751         (563,913)
Shares issued for cash pursuant to:
  a private placement                                     722,000    1,124,500                -
  options exercised                                       224,000      140,500                -
Shares issued for services                                 25,000        8,333                -
Net loss for the year                                           -            -       (1,044,516)
                                                        ---------    ---------       ----------
Balance - April 30, 1997                                8,217,333    1,648,084       (1,608,429)
Shares issued for cash pursuant to a public
  offering memorandum                                     263,667      197,750                -
Shares issued for cash pursuant to:
  options exercised                                        87,500       26,875                -
                                                        ---------    ---------       ----------
                                                        8,568,500    1,872,709       (1,608,429)
Shares issued for cash pursuant to:
  a private placement                                       7,000       15,750                -
  a private placement and foreign units
  offering                                                575,600    1,007,300                -
Shares issued for financial services                      169,250      260,125                -
Net loss for the year                                           -            -       (1,633,047)
                                                        ---------    ---------       ----------
Balance - April 30, 1998                                9,320,350    3,155,884       (3,241,476)
                                                        ---------    ---------       ----------

 (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Statement of Shareholders' Equity (Deficit)
Accumulated from December 13, 1994 (Inception) to April 30, 2000

                                                                                         Deficit
                                                                                       Accumulated
                                                                           Common      During the
                                                                           Stock       Development
                                                               Shares     Class "A"        Stage
                                                                 #            $              $
Carryforward balance - April 30, 1998                        9,320,350    3,155,884     (3,241,476)
Shares issued for cash pursuant to:
   options exercised                                             2,000          500              -
   a private placement and foreign units offering               95,000      166,250              -
   a private placement                                         200,000      200,000              -
   exercise of warrants                                         43,000       84,000              -
Shares issued for financial services                           132,000      230,640              -
Shares issued pursuant to conversion of convertible
   debentures including accrued interest                       471,508      345,520              -
Net loss for the year                                                -            -     (1,219,435)
                                                            ----------    ---------     ----------
Balance - April 30, 1999                                    10,268,858    4,182,794     (4,460,911)
Shares issued for cash pursuant to
   a private placement                                         968,902      484,451              -
   options exercised                                             2,500        2,500              -
   warrants exercised                                           18,125       30,938              -
Shares issued pursuant to conversion of convertible
   debentures including accrued interest                        62,854       38,266              -
Net loss for the year                                                -            -       (572,169)
                                                            ----------    ---------     ----------
Balance - April 30, 2000                                    11,321,239    4,738,949     (5,033,080)
                                                            ==========    =========     ==========

 (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Schedule of Expenses
Accumulated from December 13, 1994 (Inception) to April 30, 2000 and the years ended April 30, 2000 and 1999



                                                                         Accumulated from
                                                                  December 13, 1994 (Inception)
                                                                       to April 30, 2000          2000            1999
                                                                                 $                  $               $
Expenses

  General and Administration

     Bank charges                                                               4,556             1,379           1,053
     Business plan                                                             55,429            (1,700)         11,910
     Debenture financing fees                                                  49,199                 -          49,199
     Depreciation                                                               7,087             4,181           1,752
     Interest on convertible debentures                                        40,523             9,491          28,312
     Investor relations - publications                                        381,322            23,510         133,674
     Investor relations - consulting                                          408,268            46,575         154,864
     Management fees                                                          277,500            30,000          40,000
     Office, postage and courier                                              145,462            21,135          43,882
     Premium on cash redemption of convertible debentures                      29,790            29,790               -
     Professional fees                                                        678,791           143,698         202,876
     Rent and secretarial                                                     245,806           101,662          61,921
     Telephone                                                                 92,473             6,278          10,393
     Transfer agent and regulatory                                             64,046            13,709          22,205
     Travel and promotion                                                     143,568            15,497          69,692
     Less interest income                                                     (16,255)             (394)         (2,414)
                                                                            ---------           -------       ---------
                                                                            2,607,565           444,811         829,319
                                                                            ---------           -------       ---------

  Selling and Marketing

     Advertising                                                               61,280            61,280               -
                                                                            ---------           -------       ---------
  Research and Development

     Royalty                                                                   16,000             3,000           4,000
     Consulting                                                               396,663           119,949          74,295
     Depreciation and amortization                                             98,941            32,059          30,662
     Market awareness and development                                          60,000                 -               -
     Subcontract - West Virginia University Research Corporation              942,014                 -         115,771
     Subcontract - Emergent Technologies Corporation                        1,390,427                 -         227,550
     Subcontract - Others                                                      41,983            21,504          20,479
     Less contributions by a joint venture partner                           (363,718)                -               -
     Less engineering contributions by licensees                             (203,781)          (98,000)        (80,781)
                                                                            ---------           -------       ---------
                                                                            2,378,529            78,512         391,976
                                                                            ---------           -------       ---------
                                                                            5,047,374           584,603       1,221,295
                                                                            =========           =======       =========

 (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)


1.  Development Stage Company

    IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

    The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design that can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 9(c) for legal proceedings regarding underlying patents.

    In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,033,080 and has a working capital deficit of $713,355 which includes a negative cash balance of $18,446. A total of $117,900 of the working capital deficit was subsequently settled by issuing 100,000 common shares. These factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors.

    The Company plans to raise $450,000 and issue 600,000 units at $0.75 per unit. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,803,377 shares may be exercised to net $2,724,315 and options with respect to 1,133,000 shares may be exercised to net $1,353,000. These warrants and options are currently not in-the-money and are unlikely to be currently exercised. The Company has entered into an agreement and is committed to pay an estimated $204,400 in time and materials for professional services in testing and developing five antenna applications.

    The Company, after raising $450,000, will require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.


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

    (c)   Property, Plant and Equipment

          Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over their estimated useful lives of five years.

     (d)  Licenses and Patent Protection Costs

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

          Loss per share for 2000 and 1999 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

     (f)  Revenue Recognition

          Revenue from sales of antennas will be recorded when goods have been shipped and collection is reasonably certain. Revenue from licensing the right to others to sell antennas will be recognized when earned over time.

     (g)  Accounting for Stock Based Compensation

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

     (h)  Foreign Currency Transactions/Balances

          Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

     (i)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (j)  Estimates and Assumptions

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

     (k)  Financial Instruments

          The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     (l)  New Accounting Pronouncements

          Effective January 1, 1998, the Company adopted Statement of Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements and changes in the measurement of segment amounts from period to period. As noted above this statement establishes standards for reporting and display and has no material effect on the Company's financial condition or results of operations.

     (m)  Tax Accounting

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

          The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

                    Year of Loss         Amount           Year of
                                            $            Expiration

                    1995                  89,000            2010
                    1996                 497,000            2011
                    1997               1,057,000            2012
                    1998               1,096,000            2013
                    1999               1,809,000            2014
                    2000                 528,000            2015
                                       ---------
                                       5,076,000
                                       =========

     Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at the end of April 30, 2000 and 1999, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                          2000              1999
                                            $                 $

                    Net Operating Loss     528,000       1,808,000

                    Statutory Tax Rate  113,900 + 34%   113,900 + 34%
                                         in excess of    in excess of
                                            $ 335,000        $335,000

                    Effective Tax Rate           -               -

                    Deferred Tax Asset     323,000         730,000

                    Valuation Allowance   (323,000)       (730,000)

                    Net Deferred Tax             -               -
                    Asset

3.   Property, Plant and Equipment

                                                                                   2000        1999
                                                                Accumulated      Net Book    Net Book
                                                     Cost       Amortization      Value        Value
                                                       $             $              $            $
     Computer and office equipment                  20,775         7,740          13,035      14,746
     Research and development equipment             62,500        35,050          27,450      24,000
     Vehicle                                         1,239           372             867       1,115
                                                   -------      --------         -------     -------
                                                    84,514        43,162          41,352      39,861
                                                   =======      ========         =======     =======

     Depreciation per class of capital asset:
     Computer and office equipment                                                 4,181       2,654
     Research and development equipment                                           11,050       9,600
     Vehicle                                                                         248         124

4.   License and Patent Protection Costs

                                                                                  2000        1999
                                                                Accumulated     Net Book     Net Book
                                                     Cost       Amortization      Value       Value
                                                      $              $              $            $
     Licence                                       250,001         41,667        208,334      220,834
     Patent protection costs (Note 9(c))           190,736         21,198        169,538      148,113
                                                   -------         ------        -------      -------
                                                   440,737         62,865        377,872      368,947
                                                   =======         ======        =======      =======

     Amortization per class of intangible asset:
     Licence                                                                      12,500       12,500
     Patent protection costs                                                      10,491        7,536

     Pursuant to the terms of an option agreement dated November 18, 1994 and amended December 16, 1994 between SMR Investments Ltd. ("SMR") and Integral Concepts Inc. ("ICI") and an assignment of this option agreement dated December 13, 1994, the Company acquired a sublicense to the CTHA, subject to entering into a formal sublicense agreement. Pursuant to the terms of the option agreement, the Company paid $250,000 to ICI, which owns the exclusive licence obtained from West Virginia University Research Corporation ("WVURC") in an agreement dated April 12, 1994. SMR, ICI and WVURC are not related to each other. Pursuant to the assignment agreement, the Company issued 3,000,000 shares to each of Access Information Systems Inc. (A company controlled by SMR) and a director of the Company (principal of ICI) for a total fair value of $1 for all 6,000,000 shares issued.

     Pursuant to the original licence agreement between WVURC and ICI, ICI was granted the exclusive licence to manufacture the CTHA or sublicense others to manufacture, market, sell copies of, licence and distribute the CTHA. On July 10, 1995, the Company and ICI entered into a sublicense agreement, which incorporates the terms and conditions of the original licence agreement between WVURC and ICI. The sublicense is exclusive, covering any and all international markets but excludes all military and governmental applications and resulting procurement interests which are retained by ICI and WVURC for development purposes. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts by ICI and WVURC will be transferred directly to the Company. The terms of the sublicense agreement, which incorporates the financial obligations that ICI owes WVURC pursuant to the original licence agreement, are as follows:

     (i) The Company will pay WVURC a minimum annual royalty of $3,000 on or before December 31 of each year.

   (ii) The Company will pay WVURC an earned royalty on sales, leases or sublicenses of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to April 30, 2000.

   (iii) The Company will pay ICI an earned royalty on sales, leases or sublicenses of the CTHA of 3% of gross revenues. As amended on March 4, 1997, ICI agreed to reduce the amount of royalties to be paid by 50% in an amount not to exceed $5,000,000 for up to three years.

All royalties are payable within 30 days of each calendar quarter. The term of the original licence agreement and the sublicense agreement, subject to compliance with the terms thereof, is perpetual and renewable annually.

5. Joint Venture

   The Company entered into a Joint Venture Agreement ("JVA") with Emergent Technologies Corporation (ETC) on March 4, 1997. The JVA required a new company to be incorporated (TEAM) whereby the Company owns 50% and ETC owns 50%. Pursuant to a voting agreement the Company can vote 100% of the shares of TEAM. The President of ETC is the President of TEAM. TEAM was organized on June 4, 1997 under the laws of the State of West Virginia. The Company retains the worldwide commercial sublicense rights to the CTHA excluding all military and governmental applications.

   The business purpose of TEAM was to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS was to buy product from TEAM at cost to manufacture plus 30% for all commercial applications and ETC was to buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the worldwide sublicense from ICI for all military and governmental applications on January 2, 1997.

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

6. Convertible Debentures

   (i) The Company offered three year, 8 3/4% interest, convertible debentures in the amount of $40,000. Interest is paid annually. During the prior year, $5,000 of such debentures were converted into 2,000 Class "A" shares at $2.50 per share. The remaining $35,000 of such debentures are convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during May 16, 2000 to June 16, 2000, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000. The Company is awaiting replies from the debenture holders to determine whether the debentures will be settled by shares or cash. A total of $10,000 was converted by issuing shares.

   (ii) The Company entered into an agreement with an investment banker to place up to $5,000,000 of units, each unit consisting of one $500,000, three year, 8% interest, convertible debenture and one warrant to purchase 25,000 Class "A" shares exercisable into 25,000 shares at $2.85 per share expiring July 22, 2001. One unit was sold on July 22, 1998. The Company received $452,500 after paying to the Agent a 6%, or $30,000 financing fee, legal costs of $17,500 and a warrant to acquire 5,000 Class "A" shares at $2.85 per share expiring July 22, 2001. The debenture holder can convert its debenture into common shares based on the face value plus accrued interest divided by 75% of the average five day average trading price prior to conversion.

   The convertible debenture with a face value of $360,000 plus accrued interest of $18,786 was converted into 534,362 shares at an average price of $0.71 per share.

   The balance of the convertible debenture with a face value of $140,000 plus accrued interest of $12,736 was redeemed with cash. The Company had to pay an additional $29,790 as a premium paid for the cash redemption option, which was expensed to operations.

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

        The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

        The weighted average number of shares under option and option price for the year ended April 30, 2000 is as follows:


                                                            April 30, 2000
                                                            --------------
                                                                      Weighted
                                                                      Average
                                                          Shares       Option
                                                       Under Option     Price
                                                            #             $

               Beginning of year                         1,015,500        1.15
               Granted                                     205,000        1.00
               Exercised                                    (2,500)
                                                                         (1.00)
               Cancelled                                         -           -
               Lapsed                                      (85,000)       (.25)
                                                         ---------
               End of year                               1,133,000        1.19
                                                         =========


     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 2000 and 1999 would have been as follows:

                                                  2000         1999
                                                    $            $
               Net loss
                  As reported                    (572,169)  (1,219,435)
                  Pro forma                      (623,709)  (1,314,785)
               Basic net loss per share
                  As reported                        (.06)        (.13)
                  Pro forma                          (.06)        (.14)

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

   (c) Private placements/warrants

       (i) A total of $1,173,550 was received between November, 1997 and July 9, 1998 (date of closing) pursuant to a private placement and foreign offering of 670,600 units at $1.75 per unit. Each unit contained one share and one warrant to acquire one additional share at $1.75 per share expiring between November, 1998 and July, 1999 being one year after receipt of funds, of which 48,000 warrants were exercised during the prior year for proceeds of $84,000, and 5,000 warrants were exercised during the year for proceeds of $11,250 and the remaining 617,600 warrants are currently exercisable at $2.25 per share expiring July 2000 (extended).

       (ii) During fiscal 1999 the Company issued 200,000 units at $1.00 per unit for proceeds of $200,000. Each unit contained one share and one warrant to acquire one additional share at $1.50 per share expiring April 8, 2000. A total of 13,125 warrants were exercised during fiscal 2000 for proceeds of $19,687. The remaining warrants expiry date was extended to October 8, 2000. The units offering was increased and the price reduced to $0.50 per unit during the year. A total of 968,902 units were issued for proceeds of $484,451. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share expiring March 1, 2001. These warrants are currently unexercised.

       (iii) A total of 30,000 shares are reserved for the exercise of warrants at $2.85 per share expiring July 22, 2001.

   (d)  Other stock commitment

        The Company is committed, pursuant to a financial consulting contract, to issuing 100,000 restricted shares as at April 30, 2000 to settle an accrued liability of $117,900 and to issuing 10,000 restricted shares monthly for the next five months.

8. Due to Related Parties

   The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.

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

   (b) Contingent liability - Development Stage Company (See Note 1).

   (c) Legal Proceedings

       (i) The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk Vanvoorheis, ("Plaintiff") sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University ("WVU") of this claim and contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

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

          VorteKx, Inc. brought a patent infringement action against IAS in the United States District Court for the District of Oregon on a patent issued to a former graduate student at WVU, Kurt L. VanVoorhies, and subsequently assigned to VorteKx. On the Company's motion, the case was transferred to the Northern District of West Virginia and consolidated with a previously-pending action filed by WVU against VanVoorhies, discussed above. The Company and WVU both claimed that the technology covered by the patent is actually owned by WVU. The Company is the sublicensee of commercial applications of the CTHA technology.

          In a Memorandum Opinion and Order entered February 17, 2000, the West Virginia federal court granted summary judgment for WVU in its claims against VanVoorhies. The Court also dismissed VanVoorhies' claims against WVU and third-party defendants West Virginia University Research Corporation, Dr. James E. Smith and Integral Concepts, Inc. Because the Court's holding establishes that WVU owns the technology, it should bring an end to the litigation against the Company, which was stayed pending resolution of the case against VanVoorhies.

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

          Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case has been stayed pending VanVoorhies' appeal from the Court's order.

    (ii) On May 16, 2000 the Company filed suit in the United States District Court for Northern District of West Virginia against Integral Technologies, Inc., Next Antennas.Com, Inc., Emergent Technologies Corporation and Jack Parsons (collectively, "the Defendants"), alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

          This Company is the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto ("the Technology"). The Company established a joint venture (TEAM) with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Emergent was subsequently acquired by Integral Technologies, Inc., which recently announced it is selling antennas to the commercial market through its wholly-owned subsidiary, Next Antennas.Com, Inc. Jack Parsons has been the president of Emergent, and a director of Integral. The Company believes that the defendants are selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of the Company's exclusive rights.

          The Company seeks injunctive and affirmative relief and punitive damages as follows:

         - An injunction prohibiting the Defendants from using or disclosing the Company's trade secrets; or manufacturing, distributing or selling, any device derived from the Technology for commercial applications;

           - An order requiring the Defendants to account to the Company for all profits obtained as a result of their alleged breach of contract, breach of duty of good faith and fair dealing, misappropriation of trade secrets, interference and/or breach of fiduciary duty; and to return all proprietary materials and destroy all devices created in violation of the Company's rights;

        (iii) A money judgment against the Defendants in an amount to be determined at trial; additional exemplary or punitive damages calculated to deter such conduct, and attorney fees and costs; and

        (iv) An order requiring the Defendants to hold in trust for the Company all profits the Defendants have made from commercial sales of antennas derived from the Technology.


10. Segmented Information

    The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

    The business of the Company is carried on in one industry segment being the research and development of advanced antenna technology.

    The Company operates in two geographic segments, one being Canada, located in Vancouver, BC and the other being the United States, located in Kokomo, Indiana.

    The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to research and development. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $444,811 (1999 - $829,319) relating to such activities. The net loss relating to research and development activities in Canada amounted to $78,512 (1999 - $391,976).


11. Subsequent Events

    Subsequent to April 30, 2000 the Company has:

    (i) arranged a private placement offering of 600,000 units at $0.75 per unit.

    (ii) entered into an agreement with Cadence Design Systems, Inc. for an estimated $204,400 in time and materials for professional services in testing and developing antenna applications.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

NAME                AGE     POSITION

John G. Robertson    59     President, Principal Executive Officer and Member of
                            the Board of Directors

James L. Vandeberg   57     Chief Operating Officer and a member of the Board of
                            Directors

Jennifer Lorette     28     Secretary/Treasurer, Principal Financial Officer and
                            Principal Accounting Officer

Donna M. Maroney     40     Legal and Administration, and Member of the Board of
                            Directors

Larry Hawks          64     Vice President of Research and Development

All Directors of the Company have served since the formation of the Company in December, 1994, except for James L. Vandeberg, who was appointed to the Board of Directors in November, 1998 and Donna Moroney, who was appointed to the Board of Directors in November 1999. The Executive Officers were elected on February 4, 1995, except for James L. Vandeberg, who was appointed as Chief Operating Officer on August 1st, 1999. All officers currently devote part-time to the operation of the Company.

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


     James L. Vandeberg - Chief Operating Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999. Mr. Vandeberg is of counsel in the Seattle, Washington law firm of Ogden Murphy Wallace, P.L.L.C. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

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

     Donna M. Moroney - Legal and Administration, and a member of the Board of Directors

Ms. Moroney has been a consultant to public companies since 1992. She has been an officer of Information Highway.com, Inc. since January 1998 and a Director of the Company since November 1999. She has been a director of Linux Wizardry Systems Inc., an OTCBB company, since 1998. She is an officer of Teryl Resources Corp., a Canadian Venture Exchange Company, a director and officer of Teryl, Inc. Ms. Moroney has also been an instructor of corporate/securities law for legal assistants.

     Larry Hawks - Vice President of Research and Development

Mr. Hawks serves as Vice President of Research and Development for the Company on a consulting basis. He has three years of development and research experience with the Company and has manufactured antennas for the Company. Prior to that, Mr. Hawks was a consultant for Hebrew University in Jeruselum, Israel as engineer of developing and teaching.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, other than Dr. James Smith, who furnished no Forms to the Company during the year, no officer, director or beneficial owner of more than ten percent of the Common Stock of the Company failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 2000, and stock options held at year end.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                          AND YEAR END OPTION VALUES


                                                     Number of                     Value of
                                                    Unexercised             Unexercised Options at
                       Shares                    Options at Year End               Year End
                     Acquired on     Value    --------------------------   ----------------------------
Name                  Exercise     Realized   Exercisable  Unexercisable   Exercisable    Unexercisable

John G. Robertson            -0-        -0-       350,000            -0-      $131,250      -0-

On April 30, 2000, the closing price of Common Stock was $1.375. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to the difference between this amount and the exercise price of the stock option multiplied by the number of shares covered by the stock option. On May 28, 1999 the exercise prices of the outstanding stock options, originally ranging from $1.50 up to $2.50 per share, were reduced to $1.00 per share.

The Company does not have any long term incentive plans.

The Company does not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2000, the outstanding Class A Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

                                                                     CLASS A         PERCENTAGE OF CLASS A
                                                                   SHARES OWNED         SHARES OWNED

John G. Robertson[1][2] President and member of the Board of
Directors                                                           3,686,575              32.24%

Dr. James Smith[3]                                                  2,787,680              24.38%

Access Information Services, Inc. [4]                               3,289,375              28.76%

Robertson Family Trust [5]                                          3,289,375              28.76%

James L. Vandeberg [6], Chief Operating Officer
and Member of the Board of Directors                                  100,000              *

Jennifer Lorette[1] [7]
Secretary/Treasurer, Chief Financial Officer and Principal
Accounting Officer                                                    121,000               1.05%

Donna Moroney [8]                                                      50,000              *

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR
INDIVIDUALS) [9]                                                    3,957,575              34.61%

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

[6] Includes 75,000 options that are currently exercisable. Mr. Vandeberg's address is Ogden Murphy Wallace, P.L.L.C., 1601 Fifth Avenue, Suite 2100, Seattle, Washington 98101-1686.

[7] Includes 75,000 options that are currently exercisable. Ms. Lorette's address is the same as the Company's.

[8] Includes 50,000 that are currently exercisable. Ms. Moroney's address is the same as the Company's

[9] Includes 3,000,000 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, and 675,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

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

ITEM 13(a). Exhibits.

Number           Description                                            Page No.
------           -----------                                            -------

  3.1     Articles of Incorporation                                       (1)

  3.2     Article of Amendment                                              (1)
  3.3     By-Laws                                                           (1)
  4.1     Specimen Share Certificate for Class A Shares                     (1)
  4.2     Specimen Share Certificate for Class B Shares                     (1)
  4.3     Specimen Warrant                                                  (2)
  4.4     Specimen Debenture                                                (2)
 10.1     Marketing Agreement between IAS and Information
          Highway.com, Inc.
 10.2     Professional Service Agreement between IAS and
          Cadence Design Systems, Inc.
 10.3     Consulting Agreement between IAS and Capital Research
          Group Inc.
 10.4     License Agreement between IAS and World Tracking
          Technologies, Inc.
 10.5     Amendment to License Agreement between IAS and World
          Tracking Technologies, Inc.
 10.6     License Agreement between IAS and ARINC Incorporated
 10.7     Renewal Lease Agreement for Kokomo, Indiana Facilities
 23.1     Consent of Elliott Tulk Pryce Anderson
 27.1     Financial Data Schedule

 ____________
(1) Incorporated by reference from Form S-1 Registration Statement (33-92592).

(2) Incorporated by reference from Form 10-KSB for Fiscal Year 1998.

ITEM 13(b). Reports on Form 8-K.

None. In lieu of filing the form 8-K called for by Rule 135c(d) with respect to the private offering disclosed in Item 6 of this form 10-KSB, the Company has made the disclosures in Item 6 of this Form 10-KSB. If filed on Form 8-K, such disclosures would be presented in Item 5, Other Items.

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

                          IAS COMMUNICATIONS, INC.



                          By: /s/ John G. Robertson
                              ---------------------------------------
                              John G. Robertson, President
                              Chief Executive Officer and Director

Dated:  September 7, 2000

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of September 7, 2000.


Signature                                              Title
---------                                              -----

/s/ John G. Robertson                          President, Chief Executive
-----------------------------------------         Officer and Director
John G. Robertson


/s/ James Vandeberg                            Director
-----------------------------------------
James Vandeberg


/s/ Jennifer Lorette                           Chief Financial Officer
-----------------------------------------       and Principal Accounting
Jennifer Lorette                                Officer


                                               Vice-President, Legal and
-----------------------------------------       Administration and Director
Donna Moroney

                                 EXHIBIT INDEX

Number                     Description                                  Page No.
------                     -----------                                  -------


  3.1     Articles of Incorporation                                         (1)
  3.2     Article of Amendment                                              (1)
  3.3     By-Laws                                                           (1)
  4.1     Specimen Share Certificate for Class A Shares                     (1)
  4.2     Specimen Share Certificate for Class B Shares                     (1)
  4.3     Specimen Warrant                                                  (2)
  4.4     Specimen Debenture                                                (2)
 10.1     Marketing Agreement between IAS and Information
          Highway.com, Inc.
 10.2     Professional Service Agreement between IAS and
          Cadence Design Systems, Inc.
 10.3     Consulting Agreement between IAS and Capital Research
          Group Inc.
 10.4     License Agreement between IAS and World Tracking
          Technologies, Inc.
 10.5     Amendment to License Agreement between IAS and World
          Tracking Technologies, Inc.
 10.6     License Agreement between IAS and ARINC Incorporated
 10.7     Renewal Lease Agreement for Kokomo, Indiana Facilities
 23.1     Consent of Elliott Tulk Pryce Anderson
 27.1     Financial Data Schedule

 ____________
(1) Incorporated by reference from Form S-1 Registration Statement (33-92592).

(2) Incorporated by reference from Form 10-KSB for Fiscal Year 1998.