Form 10QSB
period 2000-07-31
IAS COMMUNICATIONS INC
filed 2000-09-14
CIK 945641

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2000
                                     -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ----------------------

Commission File No.  0-21255
                     -----------

                        IAS COMMUNICATIONS, INC.
             ------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

         Oregon                                               91-1063549
         ------                                               ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             185-10751 Shellbridge Way, Richmond, BC Canada  V6X 2W8
             -------------------------------------------------------
                    (Address of principal executive offices)

                                    (604) 278-5996
                                   -----------------
                   (Issuer's telephone number, including area code)

   Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES  X   NO
                    ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 12, 2000 - 11,433,597 shares of common stock, no par value.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X].

                                    INDEX
--------------------------------------------------------------------------------

PART I - Financial Information                                              Page

Item 1.   Financial statements                                                 2
-------   --------------------

Balance Sheets as of July 31, 2000 (unaudited) and April 30, 2000 (audited)    3

Statements of Operations for the three months ended July 31, 2000 and 1999
(unaudited)                                                                    4

Statements of Cash Flows for the three months ended July 31, 2000 and 1999
(unaudited)                                                                    5

Notes to the Financial Statements for the three months ended July 31, 2000
(unaudited) and the year ended April 30, 2000 (audited)                     6-10

Item 2.   Management's Discussion and Analysis of Financial Conditions
-------   ------------------------------------------------------------
          and Results of Operations                                        11-13
          -------------------------

PART II - Other Information                                                   14

Signatures                                                                    15

PART I     Financial Information

Item 1.     Financial Statements
-------     --------------------

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets


                                                         July 31,      April 30,
                                                           2000          2000
                                                       (unaudited)     (audited)
                                                             $             $
                                   Assets
Current Assets
   Inventory                                               24,246        22,605
   Prepaid expenses and other current assets              169,200       153,788
--------------------------------------------------------------------------------
                                                          193,446       176,393

Capital Assets (Note 3)                                    39,830        41,352
Licence and Patent Protection Costs (Note 4)              385,860       377,872
--------------------------------------------------------------------------------
                                                          619,136       595,617
================================================================================

                   Liabilities and Stockholders' Deficit

Current Liabilities
   Cheques issued in excess of funds on deposit            14,580        18,446
   Accounts payable                                       503,387       495,409
   Accrued liabilities                                     61,234       128,928
   Due to related parties (Note 7)                        419,834       211,965
   Convertible debentures (Note 5)                         25,000        35,000
--------------------------------------------------------------------------------
                                                        1,024,035       889,748
--------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock (Note 6)

   Class "A" voting - 100,000,000 shares authorized
    without par value; 11,433,597 shares and
    11,321,239 shares issued and outstanding
    respectively                                        4,867,724     4,738,949

   Class "B" non-voting - 100,000,000 shares
    authorized without par value;
    none issued                                              -             -
--------------------------------------------------------------------------------
                                                        4,867,724     4,738,949

Preferred Stock  50,000,000 shares authorized;
                 none issued                                 -             -
Deficit Accumulated During The Development Stage       (5,272,623)   (5,033,080)
--------------------------------------------------------------------------------
                                                         (404,899)     (294,131)
--------------------------------------------------------------------------------
                                                          619,136       595,617
================================================================================

Commitments and Contingencies (Notes 1 and 8)



  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations


                                                     Three months ended July 31,
                                                     ---------------------------
                                                           2000          2000
                                                       (unaudited)     (audited)
                                                             $             $
Revenue                                                     6,987         4,810
Cost of Sales                                               1,588         1,854
--------------------------------------------------------------------------------
Gross Profit                                                5,399         2,956
--------------------------------------------------------------------------------

Administration Expenses
   Bank charges                                               615           355
   Business plan                                             -            1,700
   Depreciation                                             1,163         1,020
   Foreign exchange                                         1,625           296
   Interest on convertible debentures                         378         4,294
   Investor relations - consulting                         94,311         4,447
   Investor relations - advertising                           370         7,402
   Management fees                                          7,500         8,632
   Office, postage and courier                              6,521        14,018
   Professional fees                                       48,391        41,585
   Rent and secretarial                                    22,903        23,713
   Telephone and utilities                                  1,398         3,098
   Transfer agent and regulatory                            1,372         1,382
   Travel and promotion                                       623         4,123
   Less interest income                                       (68)         -
--------------------------------------------------------------------------------
                                                          187,102       116,065
--------------------------------------------------------------------------------
Research and Development Expenses
   Royalty                                                    750           750
   Depreciation and amortization                            8,726         7,585
   Consulting                                              44,488        24,000
   Subcontracts for prototype construction and testing      3,876          -
      Less engineering contribution by a third party         -          (33,000)
--------------------------------------------------------------------------------
                                                           57,840          (665)
--------------------------------------------------------------------------------
Net Loss                                                  239,543       112,444
================================================================================
Net Loss Per Share                                           (.02)         (.01)
================================================================================
Weighted Average Shares Outstanding                    11,391,000    10,307,000
================================================================================

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statement of Cash Flows



                                                     Three months ended July 31,
                                                     ---------------------------
                                                           2000          2000
                                                       (unaudited)     (audited)
                                                             $             $
Cash Flows to Operating Activities
   Net loss                                              (239,543)     (112,444)
   Adjustments to reconcile net loss to cash
     Depreciation                                           9,889         8,605
     Shares issued for services                            90,311          -
   Change in non-cash working capital items
     (Increase) in inventory                               (1,641)       (8,356)
     (Increase) decrease in prepaid expenses
      and other current assets                            (74,362)           92
     Increase in accounts payable and accrued
      liabilities                                          27,698        18,700
--------------------------------------------------------------------------------
Net Cash Used in Operating Activities                    (187,648)      (93,403)
--------------------------------------------------------------------------------
Cash Flows to Investing Activities
   Increase in capital assets                              (2,773)       (1,217)
   Increase in patent protection costs                    (13,582)       (7,953)
--------------------------------------------------------------------------------
Net Cash Used in Investing Activities                     (16,535)       (9,170)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Increase in common stock                                  -           97,000
   Increase in due to related companies                   207,869        28,998
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                 207,869       125,998
--------------------------------------------------------------------------------
Increase in Cash                                            3,866        23,425
Cash (Deficiency) - Beginning of Period                   (18,446)      (26,095)
--------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                         (14,580)       (2,670)
================================================================================
Non-Cash Financing Activities
Convertible debentures and accrued interest
converted into shares                                      10,875          -
Shares issued to settle debt                              117,900          -
--------------------------------------------------------------------------------
                                                          128,775          -
================================================================================
Supplemental disclosures:
Interest paid                                                -            4,294
   Income tax paid                                           -             -
================================================================================

  (The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.   Development Stage Company

     IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

     The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Torroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 8(c) for legal proceedings regarding underlying patents.

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,275,623 and has a working capital deficit of $808,589 which includes a negative cash balance of $14,580. A total of $117,900 of debt was settled during the quarter by issuing 100,000 common shares. The above factors raise doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors.

     The Company plans to raise net proceeds of approximately $425,000 through a private placement. The offering will be a best efforts no minimum offering consisting of 600,000 units at $0.75 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $1.00 for a period of one year from the date of issuance. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,616,502 shares may be exercised and options with respect to 1,133,000 shares may be exercised. These warrants and options are currently not in-the-money and are unlikely to be currently exercised. The Company has entered into an agreement and is committed to pay an estimated $204,400 in time and materials for professional services in testing and developing five antenna applications.

     The Company, after raising $425,000, will require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.

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

     (b) Estimates and Assumptions

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

     (c) Adjustments

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

3.   Property, Plant and Equipment
                                                            July 31,   April 30,
                                                             2000       2000
                                              Accumulated   Net Book   Net Book
                                      Cost   Amortization    Value      Value
                                                           (unaudited) (audited)
                                       $          $            $          $

     Computer and office equipment    20,775       8,780      11,995     13,035
     Research and development
      equipment                       62,774      38,182      24,592     27,450
     Vehicle                           3,739         496       3,243        867
                                      ------      ------      ------     ------
                                      87,288      47,458      39,830     41,352
                                      ======      ======      ======     ======

     Depreciation per class of
      capital asset:
     Computer and office equipment                             1,040      4,181
     Research and development
      equipment                                                3,132     11,050
     Vehicle                                                     124        248


4.   License and Patent Protection Costs
                                                            July 31,   April 30,
                                                             2000       2000
                                              Accumulated   Net Book   Net Book
                                      Cost   Amortization    Value      Value
                                                           (unaudited) (audited)
                                       $          $            $          $

     Licence                         250,001      44,792     205,209    208,334
     Patent protection costs
      (Note 9(c))                    204,318      23,667     180,651    169,538
                                     -------      ------     -------    -------
                                     454,319      68,459     385,860    377,872
                                     =======      ======     =======    =======

     Amortization per class of
      intangible asset:
     Licence                                                   3,125     12,500
     Patent protection costs                                   2,469     10,491


5.   Convertible Debentures
     The Company offered three year, 8 % interest, convertible debentures. Interest is paid annually. The remaining $35,000 of such debentures are convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during May 16, 2000 to June 16, 2000, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date is June 15, 2000. A total of $10,000 was converted during the quarter by issuing 12,358 shares. The Company is awaiting replies from the debenture holders to determine whether the debentures will be settled by shares or cash.


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

         The weighted average number of shares under option and option price for the quarter ended July 31, 2000 is as follows:

                                                             July 31, 2000
                                                    ----------------------------
                                                                        Weighted
                                                                         Average
                                                           Shares         Option
                                                        Under Option       Price
                                                              #                $

         Beginning of period                               1,133,000        1.19
         Granted                                                -           -
         Exercised                                              -           -
         Cancelled                                              -           -
         Lapsed                                                 -           -
                                                          ---------        ----
         End of period                                     1,133,000        1.19
                                                          =========        ====

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months ended July 31, 2000 and July 31, 1999 would have been as follows:

                                                       2000          1999
                                                         $             $
         Net loss
          As reported                                (239,543)     (112,444)
          Pro forma                                  (252,605)     (136,281)
         Basic net loss per share
          As reported                                    (.02)         (.01)
          Pro forma                                      (.02)         (.01)

     (b) Private placements/warrants

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

     (c) Other stock commitment

         The Company is committed, pursuant to a financial consulting contract, to issuing 10,000 restricted shares monthly for the next two months and to issue 30,000 shares for a 30,000 share commitment during the quarter.


7.   Due to Related Parties

     The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.


8.   Commitments and Contingencies

     (a) Contractual Commitments

         (i) The Company is committed to issue up to 400,000 Class "A" shares which shall be earned as to 100,000 shares for every 1,000,000 CTHA's sold.

         (ii) See Note 6 for commitments to issue shares upon the exercise of stock options and warrants.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Overview
--------

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. We have been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation.

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totalling $5,273,000, and we have a working capital deficit of $806,000 as at July 31, 2000 which includes a negative cash balance of $15,000. A total of $118,000 of trade debt was settled by issuing 100,000 common shares at $1.18 per share. The above factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing support from the majority of our creditors.

We plan to raise net proceeds of approximately $425,000 through a private placement. The offering will be a best efforts no minimum offering consisting of 600,000 units at $0.75 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $1.00 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is an not offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,616,502 shares may be exercised and options with respect to 1,133,000 shares may be exercised. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised.

We have entered into an agreement and are committed to pay an estimated $204,400 in time and materials for professional services for testing and developing five antenna applications.

After raising $425,000, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

Legal Proceedings
-----------------

There is no change to legal proceedings during the quarter and to the date of this report.

Please see Note 8(c) to the financial statements and our April 30, 2000 Form 10KSB for details on legal proceedings.

We announced on May 16, 2000 we filed suit in the United States District Court for the Northern District of West Virginia against Integral Technologies, Inc., NextAntennas.Com, Inc., Emergent Technologies Corporation and Jack Parsons

(collectively, "the Defendants"), alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

We are the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto ("the Technology"). We established a joint venture with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Emergent was subsequently acquired by Integral Technologies, Inc., which recently announced it is selling antennas to the commercial market through its wholly-owned subsidiary, NextAntennas.Com, Inc. Jack Parsons has been the president of Emergent, and a director of Integral. We believe that the Defendants are selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of our exclusive rights.

We are seeking injunctive and affirmative relief and punitive damages as follows:

1. An injunction prohibiting the Defendants from using or disclosing our trade secrets; or manufacturing, distributing or selling any device derived from the Technology for commercial applications;

2. An order requiring the Defendants to account to us for all profits obtained as a result of their alleged breach of contract, breach of duty of good faith and fair dealing, misappropriation of trade secrets, interference and/or breach of fiduciary duty; and to return all proprietary materials and destroy all devices created in violation of our rights;

3. A money judgment against the Defendants in an amount to be determined at trial, additional exemplary or punitive damages calculated to deter such conduct, and attorney fees and costs; and

4. An order requiring the Defendants to hold in trust for us all profits the Defendants have made from commercial sales of antennas derived from the Technology.

Progress Report from May 1, 2000 to July 31, 2000 and to date of this report
----------------------------------------------------------------------------

On May 22, 2000, we announced that a professional service agreement was completed with Cadence Design Systems, Inc. to provide us with a comprehensive wireless development engineering service for the CTHA. The agreement with Cadence will enable us to complete an independent analysis of our CTHA technology for several wireless applications as follows:


   - The LEO / GPS CTHA for the Orbcomm Satellite used for tracking trucks, trailers and valuable merchandise

   - cellular phone

   - walkie talkie

   - two way pagers

   - PC's

   - PCMCIA

   - cordless phone

   - several Bluetooth applications.

Cadence is a supplier of electronic design automation products, methodology services, and design services used to accelerate and manage the design of semiconductors, computer systems, networking and telecommunications equipment, consumer electronics, and a variety of other electronics-based products. With approximately 5,000 employees and 1999 annual revenue of $1.1 billion, Cadence has sales offices, design centers, and research facilities around the world. Cadence is headquartered in San Jose, Calif., and trades on the New York Stock Exchange under the symbol CDN. More information about Cadence, its products and services may be obtained from the World Wide Web at www.cadence.com.

Y2K Issue
---------

The Year 2000 risk for information systems, computers, equipment and products using date sensitive software has passed without any problems whatsoever.

We will continue to monitor the Year 2000 issue but does not anticipate any problems.

It is not expected that any additional material costs will be incurred in addressing our Year 2000 compliance.

Results of operations for the three months ended July 31, 2000 ("2000") compared
--------------------------------------------------------------------------------
to the three months ended July 31, 1999 ("1999")
------------------------------------------------

During the latter part of 1999 the Company, through its agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $7,000 for 2000 as compared to $5,000 for 1999.

The net loss for 2000 was $240,000 compared to $112,000 for 1999. The increase in net loss, of $128,000 was due to the increase in research and development expenses to $58,000 as compared to $Nil during 1999, an increase of $58,000. The increase was due to the Company receiving a $33,000 engineering contribution during 1999 and the Company incurring $21,000 of additional consulting expense during 2000 relating to the aforementioned testing and developing of five new antennae applications. Administrative expenses increased by $71,000 to $187,000 as compared to $116,000 in 1999. Investor relations activity increased by $83,000 to $95,000 from $12,000 in 1999 as a result of our financial services contract with Capital Research Inc. whereby we have issued shares for financial services valued at $90,000.

The Company's net loss per share increased by $0.01 to $0.02 per share from $0.01 in 1999 as a result of the higher net loss and the increase in outstanding shares.

Liquidity
---------

During 2000 the Company financed its operations by receiving financial support from companies affiliated with the President of the Company in the amount of $208,000. These amounts are unsecured, non-interest bearing and due on demand.

During 2000 the Company invested these funds as follows:

   (i)   $3,000 of these funds were spent on acquiring capital assets.

   (ii) $4,000 of these funds were spent on patent protections costs in various jurisdictions.

   (iii) $188,000 of these funds were spent on operating activities as discussed above under Results of Operations.

Our cash position has increased by $4,000 to negative $15,000 and our working capital deficit, as at July 31, 2000, is $806,000.

We plan to raise $425,000 and issue 600,000 units at $0.75 per unit. We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,616,502 shares may be exercised and options with respect to 1,133,000 shares may be exercised. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. We have entered into an agreement and are committed to pay an estimated $204,400 in time and materials for professional services for testing and developing five antenna applications. After raising $425,000, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

PART II   Other Information

Item 1.   Legal Proceedings
-------   -----------------

          We announced on May 16, 2000 we filed suit in the United States District Court for the Northern District of West Virginia against Integral Technologies, Inc., NextAntennas.Com, Inc., Emergent Technologies Corporation and Jack Parsons (collectively, "the Defendants"), alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

          We are the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto ("the Technology"). We established a joint venture with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Emergent was subsequently acquired by Integral Technologies, Inc., which recently announced it is selling antennas to the commercial market through its wholly-owned subsidiary, NextAntennas.Com, Inc. Jack Parsons has been the president of Emergent, and a director of Integral. We believe that the Defendants are selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of our exclusive rights. We are seeking injunctive and affirmative relief and punitive damages as follows:

          1. An injunction prohibiting the Defendants from using or disclosing our trade secrets; or manufacturing, distributing or selling any device derived from the Technology for commercial applications;

          2. An order requiring the Defendants to account to us for all profits obtained as a result of their alleged breach of contract, breach of duty of good faith and fair dealing, misappropriation of trade secrets, interference and/or breach of fiduciary duty; and to return all proprietary materials and destroy all devices created in violation of our rights;

          3. A money judgment against the Defendants in an amount to be determined at trial, additional exemplary or punitive damages calculated to deter such conduct, and attorney fees and costs; and

          4. An order requiring the Defendants to hold in trust for us all profits the Defendants have made from commercial sales of antennas derived from the Technology.

Item 2.   Changes in Securities
-------   ---------------------

          As of June 15, 2000, a total of 12,358 shares were issued to a debentureholder with respect to the conversion of his debenture for $10,000, together with outstanding interest in the sum of $875. The principal and interest in the sum of $10,875 were converted into 12,358 Class A common stock of the Company at a price of $0.88 per share, being 80% of the average closing bid during the 10 trading days prior to the conversion.

          On May 29, 2000 a total of 100,000 Class A common stock were issued to a third party to replace the 100,000 shares that were transferred from the third party to Capital Research Corporation in consideration for the investor relations services provided by Capital Research.

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


Dated: September 12, 2000              IAS COMMUNICATIONS, INC.

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