Form 10QSB
period 2000-10-31
IAS COMMUNICATIONS INC
filed 2000-12-20
CIK 945641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  OCTOBER  31,  2000
                                    ------------------

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

For  the  transition  period  from  to

Commission  File  No.   0-21255
                    -----------

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

            185-10751 SHELLBRIDGE WAY, RICHMOND, BC CANADA   V6X 2W8
                    (Address of principal executive offices)

                                 (604) 278-5996
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   [X]    NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 13, 2000 - 11,600,645 shares of common stock, no par value.


Transitional  Small  Business  Disclosure  Format (Check One): Yes [   ] No [X].

                                        INDEX

PART  I  -  Financial  Information                                          Page

Item  1.     Financial  statements                                             2
--------     ---------------------

Balance  Sheets as of October 31, 2000 (unaudited) and
  April 30, 2000 (audited)                                                     3

Statements  of  Operations  for  the  six months ended
  October 31, 2000 and 1999 (unaudited)                                        4

Statements  of  Cash  Flows  for  the six months ended
  October 31, 2000 and 1999 (unaudited)                                        5

Notes  to  the  Financial  Statements  (unaudited)                           6-8

Item  2.     Management's  Discussion  and  Analysis  of  Financial
             Conditions and  Results  of  Operations                        7-10
-------     -------------------------------------------------------

PART  II  -  Other  Information                                               11

Signatures                                                                    12

PART  I          Financial  Information

Item  1.          Financial  Statements  (Unaudited)
--------           ----------------------------------

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Balance  Sheets

                                                     October  31,     April  30,
                                                         2000            2000
                                                     (unaudited)      (audited)
                                                           $              $
                                     Assets

Current  Assets

     Inventory                                          25,522            22,605
     Prepaid  expenses and other current assets         48,879           153,788
                                                     ---------------------------
                                                        74,401           176,393

Property,  Plant  and  Equipment  (Note  3)             35,819            41,352
Licence  and  Patent Protection Costs (Note 4)         421,857           377,872
                                                     ---------------------------
                                                       532,077           595,617


                      Liabilities and Stockholders' Equity

Current  Liabilities
Cheques  issued  in  excess  of funds on deposit        27,188           18,446
     Accounts  payable                                 525,461          495,409
     Accrued  liabilities                               65,551          128,928
     Due  to  related  companies  (Note  7)            413,620          211,965
     Convertible  debentures  (Note  5)                 25,000           35,000
                                                     ---------------------------
                                                     1,056,820          889,748


Stockholders'  Equity  (Deficit)

Preferred  Stock   50,000,000  shares  authorized;
  none issued                                                -                -

Common  Stock  (Note  6)

Class "A" voting - 100,000,000 shares authorized
 without par value; 11,433,597 shares and
 11,321,239 shares issued and
 outstanding respectively                            4,867,724        4,738,949
 paid  for  but  unissued  (310,700  shares)           155,350                -

Class "B" non-voting - 100,000,000
 shares authorized without par value;
 none  issued                                                -                -
                                                    ----------------------------
                                                     5,023,074        4,738,949

Deficit  Accumulated  During
  The  Development  Stage                           (5,547,817)      (5,033,080)
                                                    ----------------------------
                                                      (524,743)        (294,131)
                                                    ----------------------------
                                                       532,077          595,617

Commitments  and  Contingencies  (Notes  1  and  8)

Subsequent  Event  (Note  9)

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations


                                                         Six  months  ended
                                                            October  31,
                                                     ---------------------------
                                                        2000            1999
                                                     (unaudited)     (unaudited)
                                                         $                $

Revenue                                                 14,625           29,472

Cost  of  Sales                                          2,642           21,206
                                                    ----------------------------
Gross  Profit                                           11,983            8,266

Administration  Expenses

Advertising                                                  -           12,400
Bank  charges                                            1,187              784
Business  plan                                               -           (1,700)
Depreciation                                             2,326            2,090
Foreign  exchange                                        1,173            1,584
Interest  on  convertible  debentures                    1,202            7,924
Premium on cash redemption of convertible debentures         -           29,790
Investor  relations  -  consulting                     163,201           10,000
Investor  relations  -  publications                     9,438            5,639
Management  fees                                        15,000           15,000
Office,  postage  and  courier                          12,062           15,619
Professional  fees                                      91,924           51,393
Rent  and  secretarial                                  41,102           53,810
Telephone                                                3,229            3,804
Transfer  agent  and  regulatory                         9,984           10,341
Travel  and  promotion                                   1,294           12,314
                                                    ----------------------------
                                                       353,122          230,792

Research  and  Development  Expenses

     Royalty                                             1,500            1,500
     Depreciation  and  amortization                    17,993           15,214
     Consulting                                        146,353           48,000
     Subcontracts  for  prototype
       construction  and  testing                        7,752            8,721
     Less engineering contribution by a third party          -          (83,000)
                                                   -----------------------------
                                                       173,598           (9,565)
                                                   -----------------------------
Net  Loss                                             (514,737)        (212,961)
                                                   -----------------------------
Net  Loss  Per  Share                                      .05              .02
                                                   -----------------------------
Weighted  Average  Shares  Outstanding              11,413,000       10,318,000

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows


                                                        Six  months  ended
                                                           October  31,
                                                     ---------------------------
                                                       2000              1999
                                                   (unaudited)       (unaudited)
                                                      $                   $

Cash  Flows  to  Operating  Activities

     Net  loss                                      (514,737)          (212,961)

     Adjustments  to  reconcile net loss to cash
          Depreciation  and  amortization             20,319             17,304
          Shares  issued  for  services               56,952                  -
          Shares issued for convertible
            debenture interest                             -              3,266

     Change  in  non-cash  working  capital  items
          (Increase)  in  inventory                   (2,917)            (8,444)
          (Increase) decrease in prepaid expenses    104,909             (2,320)
          Increase  in  accounts payable and
              accrued liabilities                     28,500             27,838
                                                   -----------------------------
Net  Cash  Used  in  Operating  Activities          (306,974)          (175,317)

Cash  Flows  to  Investing  Activities

     Increase in property, plant and equipment          (3,073)          (2,222)
     Increase  in  patent  protection  costs           (55,700)         (11,553)
                                                   -----------------------------
Net  Cash  Used  in  Investing  Activities             (58,773)         (13,775)

Cash  Flows  from  Financing  Activities
     Redemption  of  convertible  debentures                 -         (140,000)
     Increase in subscriptions for common shares       155,350           97,000
     Increase  in  related  company  advances          201,655          256,408
                                                   -----------------------------
Net  Cash  Provided  by  Financing  Activities         357,005          213,408

(Decrease)  Increase  in  Cash                          (8,742)          24,316
Cash  (Deficiency)  -  Beginning  of  Period           (18,446)         (26,095)
                                                   -----------------------------
Cash  (Deficiency)  -  End  of  Period                 (27,188)          (1,779)

Non-Cash  Financing  Activities

Shares  issued  to  settle  debt                      117,900                 -

Convertible  debentures  with  a  face
   value  of  $10,000  (1999  -  $35,000)
   plus  accrued  interest  of  $875
   (1999  -  $3,266)  were  converted into
   12,358  (1999 - 62,854) common shares               10,875            38,266
                                                   -----------------------------
                                                      128,775            38,266

Supplemental  disclosures:

Interest  paid                                          2,187            12,735
Income  tax  paid                                           -                 -

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements



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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,547,817 and has a working capital deficit of $982,419 which includes a negative cash balance of $27,188. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing financial support from the majority of its creditors and affiliates.

The Company plans to raise $450,000 ($155,350 raised to date) and issue 900,000 units at $0.50 per unit. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,616,502 shares may be exercised and options with respect to 993,000 shares may be exercised. These warrants and options are currently not in-the-money and are unlikely to be currently exercised.

The Company, after raising $450,000, will require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.


2.     Summary  of  Significant  Accounting  Policies

(a)     Adjustments

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

3.     Property,  Plant  and  Equipment

                                                    October  31,     April  30,
                                                        2000            2000
                                     Accumulated     Net  Book       Net  Book
                            Cost     Amortization      Value            Value
                                                    (unaudited)      (audited)
                             $            $              $               $

Computer and office
  equipment                 20,775       9,818          10,957           13,035
Research and development
  equipment                 63,073      41,329          21,744           27,450
Vehicle                      3,739         621           3,118              867
                           -----------------------------------------------------

                            87,587      51,768          35,819           41,352
                           =====================================================

Depreciation  per  class  of  capital  asset:

Computer  and office equipment                           2,078            4,181
Research  and  development  equipment                    6,279           11,050
Vehicle                                                    249              248

4.     License  and  Patent  Protection  Costs

                                                     October  31,     April  30,
                                                        2000             2000
                                      Accumulated     Net  Book        Net  Book
                            Cost      Amortization      Value            Value
                                                     (unaudited)       (audited)
                           $               $              $                $

Licence                    250,001      47,917         202,084          208,334
Patent  protection
  costs  (Note  9(c))      246,436      26,663         219,773          169,538
                        --------------------------------------------------------
                           496,437      74,580         421,857          377,872
                        ========================================================

Amortization  per  class  of  intangible  asset:

Licence                                                  6,250           12,500
     Patent  protection costs                            5,465           10,491

5.     Convertible  Debentures

The Company offered three year, 8 % interest, convertible debentures. Interest is paid annually. The remaining $35,000 of such debentures were convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during November 16, 2000 to December 16, 2000, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date was June 15, 2000 which has been extended to December 15, 2000. A total of $10,000 was converted during the previous quarter by issuing 12,358 shares.

6.     Common  Stock

(a)     Stock  Option  Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class "A" common shares to certain key directors and employees, approved and registered October 2, 1996 and amended May 28, 1999. Pursuant to the Plan the Company has granted stock options to certain directors and employees. On May 28, 1999 the Company granted stock options to certain employees to acquire up to 205,000 shares exercisable at $1.00 per share expiring May 28, 2004. On November 15, 1999 the Company granted stock options to a certain employee to acquire up to 25,000 shares exercisable at $1.00 per share expiring December 15, 2004. On October 11, 2000 the Company granted stock options to a certain employee to acquire up to 25,000 shares exercisable at $0.50 per share expiring October 11, 2005.

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

The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the six months ended October 31, 2000 is as follows:

                                                           October  31,  2000

                                                                        Weighted
                                                                         Average
                                                              Shares      Option
                                                          Under Option     Price
                                                                 #             $

     Beginning  of  period                                  1,133,000       1.19
     Granted                                                   50,000        .75
     Exercised                                                      -          -
     Cancelled                                               (150,000)      2.25
     Lapsed                                                   (40,000)       .25
                                                        ------------------------
     End  of  period                                          993,000       1.05


If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the six months ended October 31, 2000 and October 31, 1999 would have been as follows:

                                                              2000          1999
                                                               $              $
Net  loss
     As  reported                                          (514,737)   (212,961)
     Pro  forma                                            (541,787)   (239,085)

Basic  net  loss  per  share
     As  reported                                              (.05)       (.02)
     Pro  forma                                                (.05)       (.02)

(b)     Warrants  outstanding

          (i) 617,600 warrants are exercisable at $2.25 per share expiring July 2000 (extended).

          (ii) During fiscal 1999 the Company issued 200,000 units at $1.00 per unit for proceeds of $200,000. Each unit contained one share and one warrant to acquire one additional share at $1.50 per share expiring April 8, 2000. A total of 13,125 warrants were exercised during fiscal 2000 for proceeds of $19,687. The remaining warrants expiry date was extended to October 8, 2000 (extended). The units offering was increased and the price reduced to $0.50 per unit during the year. A total of 968,902 units were issued for proceeds of $484,451. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share expiring March 1, 2001. These warrants are currently unexercised.

          (iii) 30,000 warrants are exercisable at $2.85 per share expiring July 22, 2001.

(c)     Other  stock  commitment

The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares.

7.     Due  to  Related  Companies

The amounts due to related companies are non-interest bearing, unsecured and without specific terms of repayment.

8.     Commitments  and  Contingencies

(a)     Contractual  Commitments

          (i) The Company is committed to issue up to 400,000 Class "A" shares which shall be earned as to 100,000 shares for every 1,000,000 CTHA's sold. No shares have been earned to date.

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

VorteKx, Inc. brought a patent infringement action against IAS in the United States District Court for the District of Oregon on a patent issued to a former graduate student at WVU, Kurt L. VanVoorhies, and subsequently assigned to VorteKx. On the Company's motion, the case was transferred to the Northern
District of West Virginia and consolidated with a previously_pending action filed by WVU against VanVoorhies, discussed above. The Company and WVU both claimed that the technology covered by the patent is actually owned by WVU. The Company is the sublicensee of commercial applications of the CTHA technology.

In a Memorandum Opinion and Order entered February 17, 2000, the West Virginia federal court granted summary judgment for WVU in its claims against VanVoorhies. The Court also dismissed VanVoorhies' claims against WVU and third_party defendants West Virginia University Research Corporation, Dr. James
E. Smith and Integral Concepts, Inc. Because the Court's holding establishes that WVU owns the technology, it should bring an end to the litigation against the Company, which was stayed pending resolution of the case against VanVoorhies.

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

This Company is the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto ("the Technology"). The Company established a joint venture (TEAM) with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Emergent was subsequently acquired by Integral Technologies, Inc., which recently announced it is selling antennas to the commercial market through its wholly_owned subsidiary, Next Antennas.Com, Inc. Jack Parsons has been the president of Emergent, and a director of Integral. The Company believes that the defendants are selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of the Company's exclusive rights.

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

9.     Subsequent  Event

On November 30, 2000 the Company issued 167,048 common shares to a director at a fair market value of $0.562 per share to settle debt of $93,881.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward  Looking  Statements
----------------------------

This report contains forward-looking statements. The words, "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward_looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward_looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Overview
--------

The following discussion and analysis should be read in conjunction with the enclosed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totalling $5,547,817, and we have a working capital deficit of $982,419 as at October 31, 2000 which includes a negative cash balance of $27,188. In the previous quarter trade debt of $118,000 was settled by issuing 100,000 common shares at $1.18 per share. On November 30, 2000 a total of $93,881 of debt was settled by issuing 167,048 common shares at $0.562 per share. The above factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing financial support from the majority of our creditors and affiliates.

We plan to raise net proceeds of approximately $450,000 ($155,350 raised to date) through a private placement. The offering will be a best efforts no minimum offering consisting of 900,000 units at $0.50 per unit. Each unit consists of one share and one warrant to purchase an additional share at a price of $1.00 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,616,502 shares may be exercised and options with respect to 993,000 shares may be exercised. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised.

After completing the $450,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

Progress Report from August 1, 2000 to October 31, 2000 and to the Date of this Report

On August 9, 2000 we announced the test report on our low profile CTHA LEO Satellite antenna has been received from Cadence Design Group (NYSE: CDN). This antenna is optimized to operate with any earth-based standard with 16.5 feet of RG-58/U coaxial cable. The cable is of sufficient length to allow the antenna to be mounted physically far from the RF transceiver front end. The cable length can be adjusted to fit any system installation with minimal to no degradation in antenna performance. We have been testing this antenna for a practical system application. This system application is intended for use in the transportation tracking industry. The system can be installed in any semi freight trailer and shipping containers and can be utilized to prevent their theft and loss.

The system is designed to monitor the location and prevent theft of any semi freight trailer. A plastic equipment chassis is installed to the front inner wall of a semi freight trailer. A Panasonic Orbcomm Transceiver with integrated GPS Receiver is mounted inside the plastic equipment chassis.

When rear doors of the semi freight trailer are opened, a signal is sent from the switch unit mounted near the doors of the trailer to the microcomputer mounted inside the plastic chassis. The microcomputer activates the GPS receiver. The GPS receiver uses an active antenna that is mounted inside the housing of the LEO Satellite Antenna and connected via a length of 50-ohm coaxial cable. When the GPS receiver gets a location fix, it notifies the microcomputer. At this point, the microcomputer activates the Orbcomm Transceiver and sends a message via a satellite link to the Orbcomm ground station located in Dulles, Virginia. The message is then routed from the ground station to the end user's tracking station. The trailer's monitoring facility is then notified of the location of the trailer, and the time at which the trailer's doors were opened. The system can also monitor the time at which the doors are closed via the same satellite link.

Other data communication devices can be interfaced to the microcomputer that can send data via the Orbcomm Satellite network. In turn, the tracking station can send messages via the Orbcomm satellite network to the trailer that can control the trailer door locking mechanisms and other devices interfaced to the microcomputer.

We have been conducting field tests on the LEO Satellite antenna for the last two years. Recently, we have acquired a semi freight trailer for system testing. We use a satellite-logging program to determine the approximate next time a communication link can be established with the Orbcomm Satellite system. Due to gaps in satellite coverage, the system will queue message data until a satellite is available.

Based on two years of testing and data collection, the IAS LEO Satellite Antenna has an overall Communications Efficiency between 95% and 98%. The majority of communications failures of the satellite loop back tests are attributed to atmospheric conditions. Tests were performed in two-week intervals and a percentage of successful loop back tests were derived. This test data will be available on our web site for review at www.iascom.com.

Our agreement with Cadence is to complete a comprehensive wireless development engineering service for the CTHA technology for the cellular phone; warlike talkie; two-way pagers; cordless phone and several Bluetooth applications.
Cadence is the largest supplier of electronic design automation products, methodology services, and design services used to accelerate and manage the design of semiconductors, computer systems, networking and telecommunications equipment, consumer electronics, and a variety of other electronics based products. With approximately 5,000 employees and 1999 annual revenue of $1.1 billion, Cadence has sales offices, design centers, and research facilities around the world. Cadence is headquartered in San Jose, Calif., and trades on the New York Stock Exchange under the symbol CDN. More information about
Cadence,  its  products  and  services  may  be  obtained  from www.cadence.com.

On October 10, 2000 we announced Tandy Corporation had completed a report on the relative testing and findings of the RadioShack Personal FM Transceivers with the internal IAS CTHA antenna.

The tests were performed on a pair of commercially available Personal FM Transceivers. The tests were performed in an urban environment to achieve real world representative results.

One of the transceivers remained unmodified during all test configurations. The other transceiver in the pair was tested for range and signal quality degradation in the following configurations:

1.          Standard  RadioShack  monopole  antenna  installed
2.          No  antenna  installed
3. IAS CTHA antenna installed (inside the plastic housing of the transceiver)
4.          Small  connector  wire  (no  IAS  antenna)  installed

The RF matching circuitry in the RadioShack Transceiver front end was not modified during the tests. No internal components were altered or tuned and no RF shielding was removed during transceiver testing. This relative testing provided a baseline for IAS 1.2 CTHA antenna performance evaluation when compared to other antenna configurations in the same equipment and environment.

When the CTHA antenna was mounted internal to the RadioShack transceiver, the antenna was sitting within 1cm of the transceiver RF shield can. The transceiver was also being operated with the human hand surrounding it. These factors added to the transmission path loss between the two transceivers.

The following table shows testing results for the RadioShack Personal FM Transceiver and the IAS 1.2 CTHA antenna. This table shows data relative to each test case.




TABLE OF TEST RESULTS

                                                            MAXIMUM RANGE
                                                 average of two successive test runs
                                                      (TRANSMIT / RECEIVE RADIUS
                                                       AROUND FIXED UNMODIFIED         SIGNAL   VOICE
                                                             TRANSCEIVER)              QUALITY  RECOGNITION
Transceiver with Monopole antenna installed . .                     4,200 foot radius  Good     Clear
Transceiver with IAS 1.2 CTHA antenna installed                     3,960 foot radius  Good     Clear
Transceiver with no antenna installed . . . . .                       300 foot radius  Poor     Noisy
Transceiver with wire only installed. . . . . .                       450 foot radius  Poor     Noisy
-----------------------------------------------  ------------------------------------  -------  -----------

The IAS 1.2 CTHA antenna mounted internal to the RadioShack transceiver performed almost as well as the standard RadioShack Personal FM Transceiver antenna. It is expected that with some minor mechanical and electrical changes to the RadioShack Transceiver the IAS 1.2 CTHA would perform equal too if not greater than the external monopole antenna that is mounted standard on the transceiver.

X    The  RadioShack  Personal  FM  Transceiver  with  the  IAS 1.2 CTHA antenna performed to within 5.71% of what the externally mounted monopole antenna achieved

X The IAS 1.2 CTHA Antenna was not electrically matched to the RF circuitry in the RadioShack Personal FM Transceiver. It is expected that the performance of the antenna in the RadioShack Transceiver could be further improved if it were electronically matched appropriately.

Tandy Corporation has been retained under contract to perform independent testing and evaluation of the IAS CTHA antenna product line. Tandy performs such services for its customers from time to time. We contracted Tandy to better understand the CTHA antenna technology and document the test results for the Wireless marketplace. All test data was extracted from tests that Tandy personnel performed either at the Tandy Labs in Beaverton Oregon, or in the field. The test report details the relative testing and findings of the RadioShack Personal FM Transceiver with internal IAS 1.2 CTHA antenna. Tandy, formerly the Electronic Design Services group of Cadence Design Systems, Inc., was recently launched as a separate company.

On November 28, 2000 we announced successful high-speed wireless Internet tests were demonstrated on a 2.4 GHz frequency band using the CTH Antenna for a Kokomo, Indiana wireless Internet service provider.

Larry Hawks, our Chief Engineer, has designed a low profile box that is only of an inch in height that contains the IAS CTHA and a connector for the laptop or desktop computer to provide a high-speed connection for wireless Internet service.

The wireless Internet user can access the World Wide Web from any location within a two-mile radius from the local ISP's base station. We have also completed tests for the wireless Internet service to co-locations five-miles away from the main ISP's base station. This will allow the ISP wireless access to a larger area for its Internet services.

Larry Hawks states, "Wireless Internet users can download information from the World Wide Web two-hundred times faster than an ordinary dial-up connection and can receive information as far away as two-miles from the ISP base station or co-location facilities."

Several wireless Internet providers have approached us to partner with them which will expand our CTHA technology to other areas in Canada and the US.

On December 5, 2000 we announced 160 CTH PCS antennas were delivered to World Tracking Technologies for production testing. An additional 5,000 CTH Antennas are to be delivered this month.

The CTH Antenna will be incorporated into World Tracking's patented wrist-worn location device, which will enable customers to locate lost children and Alzheimer's patients. Future applications include E911 compliance, asset tracking, law enforcement and pet location.

Pursuant to our license agreement, World Tracking will pay to us a minimum of $2,700,000 in royalties in the first five years.

World Tracking Technologies' nationwide location system will be deployed by a national service provider and will be launched in the second quarter of 2001.

Results  of  Operations
-----------------------

Six months ended October 31, 2000 ("2000") compared to the six months ended October 31, 1999 ("1999")

During the latter part of 1999 we through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $15,000 for 2000 as compared to $29,000 for 1999.

The net loss for 2000 was $515,000 compared to $213,000 for 1999. The increase of $302,000 was due to the increase in research and development expenses to $174,000 as compared to $Nil during 1999, an increase of $174,000. The increase was due to our receiving a $83,000 engineering contribution during 1999 and our incurring $98,000 of additional consulting expense during 2000 relating to the aforementioned testing and developing of five new antennae applications. Administrative expenses increased by $122,000 to $353,000 as compared to $251,000 in 1999. Investor relations activity increased by $157,000 to $173,000 from $16,000 in 1999 as a result of our financial services contract with Capital Research Inc. whereby we have issued shares for financial services valued at $143,000.

Our net loss per share increased by $0.03 to $0.05 per share from $0.02 in 1999 as a result of the higher net loss and the increase in outstanding shares.

Liquidity
---------

During 2000 we financed our operations by receiving financial support from companies affiliated with our President in the amount of $202,000. These amounts are unsecured, non-interest bearing and due on demand. Also we received $155,000 in stock subscriptions through a private placement currently in progress.

During  2000  we  invested  these  funds  as  follows:

     (i)     $3,000  of  these  funds  were  spent  on acquiring capital assets.

     (ii) $56,000 of these funds were spent on patent protection costs in various jurisdictions.

     (iii) $307,000 of these funds were spent on operating activities as discussed above under Results of Operations.

Our cash position has decreased by $9,000 to negative $27,000 and our working capital deficit, as at October 31, 2000, is $982,000.

We plan to raise $450,000 ($155,000 raised to date) and issue 900,000 units at $0.50 per unit. We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,616,502 shares may be exercised and options with respect to 993,000 shares may be exercised. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. After completing our $450,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

There is no material change to legal proceedings during the quarter and to the date of this report. Please see our April 30, 2000 Form 10KSB and October 31, 2000 10-QSB for details on legal proceedings.

Item  2.     Changes  in  Securities
--------     -----------------------

As of November 30, 2000, a total of 167,048 shares of Class A common stock was issued to James Vandeberg, a director, as payment of outstanding legal fees in the amount of $93,881. The debt was settled by issuing the 167,048 common shares at $0.562 per share.

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

None

Item  5.     Other  Information
--------     ------------------

None

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

(a)   27.1  -  Financial  Data  Schedule
(b)   There  were  no  form  8-K's  filed  during  the  period.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December  19,  2000     IAS  COMMUNICATIONS,  INC.

By:     /s/  John  G.  Robertson
        ------------------------
        John  G.  Robertson,  President
        (Principal  Executive  Officer)

By:     /s/  James  Vandeberg
        ---------------------
        James  Vandeberg,  Chief  Financial  Officer
        (Principal  Financial  Officer)