Form 10QSB
period 2001-01-31
IAS COMMUNICATIONS INC
filed 2001-03-19
CIK 945641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  JANUARY  31,  2001
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ______________ to __________________

Commission  File  No.  0-21255
                    ----------

                            IAS COMMUNICATIONS, INC.
             ------------------------------------------------------
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

                                 (604) 278-5996
                                ----------------
                (Issuer's telephone number, including area code)

                                       N/A
                                    --------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)     Yes      X        No             (2)     Yes      X      No
                      ---          ---                         ---        ---

     (ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 16, 2001

                           Common - 11,600,645 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

      Transitional Small Business Issuer Format     Yes       No   X
                                                        ---       ---

                                             INDEX
-----------------------------------------------------------------------------------------------


PART I - Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page

Item 1.     Financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
-------     --------------------

Balance Sheets as of January 31, 2001 (unaudited) and April 30, 2000 (audited) . . . . .      2

Statements of Operations for the nine months ended January 31, 2001 and 2000 (unaudited)      3

Statements of Cash Flows for the nine months ended January 31, 2001 and 2000 (unaudited)      4

Notes to the financial statements (unaudited). . . . . . . . . . . . . . . . . . . . . .    5-9

Item 2.     Management's Discussion and Analysis of Results of
-------     --------------------------------------------------
            Operations and Financial Condition . . . . . . . . . . . . . . . . . . . . .  10-12
            ----------------------------------

PART II - Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

PART  I          Financial  Information
Item  1.          Financial  Statements
--------          ---------------------


IAS  Communications,  Inc.
(A  Development  Stage  Company)
Balance  Sheets


                                                                                                January 31,   April 30,
                                                                                                   2001         2000
                                                                                                (unaudited)   (audited)
                                                                                                    $             $
                                                                  Assets
Current Assets
    Inventory                                                                                        28,574       22,605
    Prepaid expenses and other current assets                                                        25,699      153,788
-------------------------------------------------------------------------------------------------------------------------

                                                                                                     54,273       176,393
Property, Plant and Equipment (Note 3)                                                               32,437       41,352
Licence and Patent Protection Costs (Note 4)                                                        422,033      377,872
-------------------------------------------------------------------------------------------------------------------------

                                                                                                    508,743      595,617
=========================================================================================================================

                                                      Liabilities and Stockholders' Equity
Current Liabilities
     Cheques issued in excess of funds on deposit                                                    11,386       18,446
     Accounts payable                                                                               455,796      495,409
     Accrued liabilities                                                                             67,476      128,928
     Due to related companies (Note 7)                                                              553,265      211,965
     Convertible Debentures (Note 5)                                                                 25,000       35,000
-------------------------------------------------------------------------------------------------------------------------

                                                                                                  1,112,923      889,748
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Preferred Stock                 50,000,000 shares authorized; none issued
Common Stock (Note 6)
    Class "A" voting       -    100,000,000 shares authorized without par value;
                                11,600,645 shares and 11,321,239 shares issued
                                and outstanding respectively                                      4,961,606    4,738,949
                           -    paid for but unissued (443,857 shares)                              155,350            -
    Class "B" non-voting   -    100,000,000 shares authorized without par value;
                                none issued                                                               -            -
-------------------------------------------------------------------------------------------------------------------------

                                                                                                  5,116,956    4,738,949
Deficit Accumulated During The Development Stage                                                 (5,721,136)  (5,033,080)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                   (604,180)    (294,131)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                    508,743      595,617
=========================================================================================================================

Commitments and Contingencies (Notes 1 and 8)

                        (See accompanying notes to the financial statements)

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations

                                                             Three  months  ended       Nine  months  ended
                                                                  January  31,              January  31,
                                                          -------------------------  --------------------------
                                                              2001          2000          2001         2000
                                                          (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                                               $             $             $             $
Revenue                                                         3,550         1,616        18,175       31,088
Cost of Sales                                                     556           446         3,198      (21,652)
---------------------------------------------------------------------------------------------------------------

Gross Profit                                                    2,994         1,170        14,977        9,436
---------------------------------------------------------------------------------------------------------------

Administration Expenses
  Advertising                                                       -             -             -       12,400
  Bank charges                                                    498           291         1,685        1,075
  Business plan                                                     -         1,700             -            -
  Depreciation                                                  1,238         1,046         3,564        3,136
  Foreign exchange                                              6,020           332         7,193        1,916
  Interest on convertible debentures                              547           766         1,749        8,690
  Premium on cash redemption of convertible debentures              -             -             -       29,790
  Investor relations - consulting                               3,501         6,000       166,702       16,000
  Investor relations - publications                             1,376         6,650        10,814       12,289
  Management fees                                               7,500         7,500        22,500       22,500
  Office, postage and courier                                   1,925           619        13,987       16,238
  Professional fees                                            62,020        39,441       153,944       90,834
  Rent and secretarial                                         15,161        23,330        56,263       77,140
  Telephone                                                    (2,008)        1,611         1,221        5,415
  Transfer agent and regulatory                                   421         1,452        10,405       11,793
  Travel and promotion                                          3,608         2,810         4,902       15,124
  Less interest                                                  (239)         (257)         (239)        (257)
---------------------------------------------------------------------------------------------------------------

                                                              101,568        93,291       454,690      324,083
---------------------------------------------------------------------------------------------------------------

Research and Development Expenses
  Royalty                                                         750           750         2,250        2,250
  Depreciation and amortization                                 9,112         8,695        27,105       23,909
  Consulting                                                   62,299        32,344       208,652       80,344
  Subcontracts for prototype construction and testing           2,584         4,360        10,336       13,081
  Less engineering contributions                                    -       (15,000)            -      (98,000)
---------------------------------------------------------------------------------------------------------------

                                                               74,745        31,149       248,343       21,584
---------------------------------------------------------------------------------------------------------------

Net Loss                                                     (173,319)     (123,270)     (688,056)    (336,231)
===============================================================================================================

Net Loss Per Share                                              (0.01)        (0.01)         (.06)        (.03)
===============================================================================================================

Weighted Average Shares Outstanding                        11,440,000    10,300,000    11,457,000   10,300,000
===============================================================================================================

                        (See accompanying notes to the financial statements)

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows

                                                              Nine  months  ended
                                                                  January 31,
                                                            ------------------------
                                                                2001        2000
                                                            (unaudited)  (unaudited)
                                                                 $            $

Cash Flows to Operating Activities
  Net loss                                                     (688,056)  (336,231)
  Adjustments to reconcile net loss to cash
    Depreciation and amortization                                30,669     27,045
    Shares to be issued for services                             56,952          -
    Shares issued for convertible debenture interest                  -      3,266
  Change in non-cash working capital items
    Increase in inventory                                        (5,969)   (16,631)
    Decrease in prepaid expenses                                128,089      2,184
    Increase in accounts payable and accrued liabilities         54,640     36,332
-----------------------------------------------------------------------------------

Net Cash Used in Operating Activities                          (423,675)  (284,035)
-----------------------------------------------------------------------------------

Cash Flows to Investing Activities
  Increase in property, plant and equipment                      (4,068)   (16,723)
  Increase in patent protection costs                           (61,847)   (11,553)
-----------------------------------------------------------------------------------

Net Cash Used in Investing Activities                           (65,915)   (28,276)
-----------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities
  Proceeds from (redemption of) convertible debentures                -   (140,000)
  Increase in subscriptions for common shares                   155,350    487,452
  Proceeds from (repayment to) related companies                341,300      3,763
-----------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                       496,650    351,215
-----------------------------------------------------------------------------------

Increase in Cash                                                  7,060     38,904
Cash (Deficiency) - Beginning of Period                         (18,446)   (26,095)
-----------------------------------------------------------------------------------

Cash (Deficiency) - End of Period                               (11,386)    12,809
===================================================================================

Non-Cash Financing Activities
Shares issued to settle debt                                    211,781          -
Convertible debentures with a face value of $10,000
  (2000 - $35,000) plus accrued interest of $875
  (2000 - $3,266) were converted into 12,358
  (2000 - 62,854) shares                                         10,875     38,266
-----------------------------------------------------------------------------------

                                                                222,656     38,266
===================================================================================

Supplemental disclosures:
  Interest paid                                                   2,187      8,690
  Income tax paid                                                     -          -
===================================================================================

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,721,136 and has a working capital deficit of $1,058,650 which includes a negative cash balance of $11,386. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing financial support from the majority of its creditors and affiliates.

     The Company previously reported plans to raise $450,000 ($155,350 raised to date) and issue 900,000 units at $0.50 per unit. The Company has amended this private placement whereby the total proceeds of the offering shall be $210,000 with 600,000 units issued at a price of $0.35 per unit. Each unit consists of one common share and one share purchase warrant exerciseable within one year from receipt of subscription proceeds at $0.50 per share.

     The Company, after raising $210,000, will require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.

     The Company may also raise significant additional capital through the exercise of warrants and stock options, if exercised.


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

3.   Property,  Plant  and  Equipment

                                                                                  January 31,  April 30,
                                                                                     2001        2000
                                                                   Accumulated    Net  Book    Net  Book
                                                         Cost      Amortization     Value        Value
                                                                                  (unaudited)  (audited)
                                                          $             $              $           $
      Computer and office equipment                       21,770          10,932       10,838    13,035
      Research and development equipment                  63,073          44,468       18,605    27,450
      Vehicle                                              3,739             745        2,994       867
                                                    ------------  ---------------  -----------  --------
                                                          88,582          56,145       32,437    41,352
                                                    ============  ===============  ===========  ========

     Depreciation per class of capital asset:
     Computer and office equipment                                                      3,191     4,181
     Research and development equipment                                                 9,418    11,050
     Vehicle                                                                              373       248


4.   License and Patent Protection Costs
                                                                                  January 31,  April 30,
                                                                                     2001        2000
                                                                   Accumulated    Net  Book    Net  Book
                                                        Cost       Amortization     Value        Value
                                                                                  (unaudited)  (audited)
                                                          $             $              $           $
     Licence                                             250,001          51,042      198,959   208,334
     Patent protection costs (Note 8(c))                 252,584          29,510      223,074   169,538
                                                   -------------  --------------  -----------  ---------
                                                         502,585          80,552      422,033   377,872
                                                   =============  ==============  ===========  =========

     Amortization per class of intangible asset:
     Licence                                                                            9,375    12,500
     Patent protection costs                                                            8,312    10,491

5.   Convertible  Debentures

     The Company offered three year, 8 % interest, convertible debentures. Interest is paid annually. The remaining $35,000 of such debentures were convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during November 16, 2000 to December 16, 2000, the convertible debentures will be exercisable at 20% below the said ten-day average. The maturity date was June 15, 2000 which has been extended to December 15, 2000. A total of $10,000 was converted during the first quarter 2001 by issuing 12,358 shares. The Company plans to offer the debenture holder an extension on the maturity date or convert the debenture into shares.


6.   Common  Stock

     (a)  Stock  Option  Plan

          The Company has a Stock Option Plan to issue up to 2,500,000 Class "A" common shares to certain key directors and employees, approved and registered October 2, 1996 and amended May 28, 1999. Pursuant to the Plan the Company has granted stock options to certain directors and employees. On May 28, 1999 the Company granted stock options to certain employees to acquire up to 205,000 shares exercisable at $1.00 per share expiring May 28, 2004. On November 15, 1999 the Company granted stock options to an employee to acquire up to 25,000 shares exercisable at $1.00 per share expiring December 15, 2004. On October 11, 2000 the Company granted stock options to an employee to acquire up to 25,000 shares exercisable at $0.50 per share expiring October 11, 2005.

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

          The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

          The weighted average number of shares under option and option price for the nine months ended January 31, 2001 is as follows:

                                                   January  31,  2001
                                                -------------------------
                                                                Weighted
                                                                Average
                                                   Shares        Option
                                                Under Option      Price
                                                     #              $
          Beginning of period                     1,133,000        1.19
          Granted                                    50,000         .75
          Exercised                                       -           -
          Cancelled                                (212,500)       2.25
          Lapsed                                    (90,000)        .67
                                                 -------------   -------
          End of period                             880,500        .25*
                                                 =============   =======

          *  On January 17, 2001 the unexercised options were repriced to $0.25.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the nine months ended January 31, 2001 and January 31, 2000 would have been as follows:


                                             2001       2000
                                              $           $
          Net loss
               As reported                 (688,056)  (336,231)
               Pro forma                   (729,171)  (349,293)

          Basic net loss per share
               As reported                     (.06)      (.03)
               Pro forma                       (.06)      (.03)


     (b)  Warrants  outstanding

          (i) 617,600 warrants are exercisable at $2.25 per share expiring July 2000 (extended).

          (ii) During fiscal 1999 the Company issued 200,000 units at $1.00 per unit for proceeds of $200,000. Each unit contained one share and one warrant to acquire one additional share at $1.50 per share expiring April 8, 2000. A total of 13,125 warrants were exercised during fiscal 2000 for proceeds of $19,687. The remaining warrants expiry date was extended to October 8, 2000 (extended). The units offering was increased and the price reduced to $0.50 per unit during the year. A total of 968,902 units were issued for proceeds of $484,451. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share expiring March 1, 2001 (extended). These warrants are currently unexercised.

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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

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

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totalling $5,721,136, and we have a working capital deficit of $1,058,650 as at January 31, 2001 which includes a negative cash balance of $11,386. In the first quarter trade debt of $118,000 was settled by issuing 100,000 common shares at $1.18 per share. On November 30, 2000 a total of $93,881 of debt was settled by issuing 167,048 common shares at $0.562 per share. The above factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing financial support from the majority of our creditors and affiliates.

We plan to raise net proceeds of approximately $210,000 ($155,350 raised to date) through a private placement. The revised offering will be a best efforts no minimum offering consisting of 600,000 units at $0.35 per unit (reduced from 900,000 units at $0.50 per unit). Each unit consists of one share and one warrant to purchase an additional share at a price of $0.50 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

After completing the $210,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

We may also raise significant additional capital through the exercise of warrants and stock options, if exercised.


Progress  Report  from  November  1,  2000  to  March  16,  2001
----------------------------------------------------------------

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

On December 5, 2000 we announced 160 CTH PCS antennas were delivered to World Tracking Technologies for production testing. The additional 5,000 CTH Antennas which were anticipated to be delivered in December have not yet been delivered.

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

On February 7, 2001, we announced that an initial order for 250 CTH Antennas has been received from Symphony, Inc., a private company located in Michigan. The CTHA will be used for their wireless credit card/data terminals, which allow merchants to process credit cards at outdoor events such as flea markets, sporting events, etc. when phone lines and power are unavailable. Complete portability and freedom gives the merchant added security to verify transactions when they happen, eliminating the risk of stolen or invalid cards.

Larry Hawks, Chief Engineer for IAS, stated "I am very pleased that Symphony has selected IAS to provide the antenna after their comparison tests were completed with competitors antennas."

We are preparing production for 2,000 antennas per month initially for Symphony's wireless application.

On March 1, 2001, we announced that production for the Wireless Internet Hawks Antenna has been contracted out to an experienced plastics company. Several ISP's have expressed interest in purchasing this low profile antenna, which is only of an inch in height, for their wireless users. The Wireless Internet Hawks Antenna is designed to connect to the users laptop computer allowing the user to access the World Wide Web up to two miles from the location of the wireless Internet point of presence. The Hawks IAS Antenna can also connect Internet users via wireless access to the World Wide Web for hotels and office buildings. The Wireless Internet Hawks Antenna will be fabricated within six
(6)  weeks  and  will  be  available to the Company's users at a price of $69.95
(US).

Larry Hawks, Chief Engineer for IAS, states "The wireless Internet user can now send and receive messages from their laptop and surf the Internet while in their automobile, in a hotel or office, in a meeting, or having lunch in a restaurant or anywhere within a two-mile radius subject to line of site".

The user can also download information from the World Wide Web 200 times faster than an ordinary dial-up connection. Recent independent tests have confirmed that the Hawks IAS Antenna has outperformed existing antennas used for the wireless Internet service. Larry Hawks states "IAS has one of the best Bluetooth antennas in the market today". According to his research and independent testing conducted recently.

Results  of  Operations
-----------------------

Nine  months  ended  January 31, 2001 ("2001") compared to the nine months ended
--------------------------------------------------------------------------------
January  31,  2000  ("2000")
----------------------------

During the latter part of 2000 we, through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $18,000 for 2001 as compared to $31,000 for 2000.

The net loss for 2001 was $688,000 compared to $336,000 for 2000. The increase of $352,000 was due to the increase in research and development expenses to $248,000 as compared to $22,000 during 2000, an increase of $226,00. The increase was due to our receiving a $98,000 engineering contribution during 2000 and our incurring $128,000 of additional consulting expense during 2001 relating to the aforementioned testing and developing of five new antennae applications. Administrative expenses increased by $131,000 to $455,000 as compared to $324,000 in 2000. Investor relations activity increased by $151,000 to $167,000 from $16,000 in 2000 as a result of our financial services contract with Capital Research Inc. whereby we have issued shares for financial services valued at $143,000.

Our net loss per share increased by $0.03 to $0.06 per share from $0.03 in 2000 as a result of the higher net loss and the increase in outstanding shares.

Liquidity
---------

During 2001 we financed our operations by receiving financial support from companies affiliated with our President in the amount of $341,000. These amounts are unsecured, non-interest bearing and due on demand. Also we received $155,000 in stock subscriptions through a private placement currently in progress.

During  2001  we  invested  these  funds  as  follows:

     (i)     $4,000  of  these  funds  were  spent  on acquiring capital assets.
     (ii) $62,000 of these funds were spent on patent protection costs in various jurisdictions.
     (iii) $424,000 of these funds were spent on operating activities as discussed above under Results of Operations.

Our cash position has increased by $7,000 from negative $18,000 to negative $11,000 and our working capital deficit, as at January 31, 2001, is $1,059,000.

We plan to raise $210,000 (previously announced as $450,000 of which $155,000 raised to date) and issue 600,000 units at $0.35 per unit (reduced from 900,000 units at $0.50 per unit). We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,616,502 shares may be exercised and options with respect to 943,000 shares may be exercised. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. After completing our $210,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------     ------------------

             There is no material change to legal proceedings during the quarter and to the date of this report. Please see our April 30, 2000 Form 10KSB and January 31, 2001 10-QSB for details on legal proceedings.

Item  2.     Changes  in  Securities
--------     -----------------------

             As of November 30, 2000, a total of 167,048 shares of Class A common stock was issued to James Vandeberg, a director, as payment of outstanding legal fees in the amount of $93,881. The debt was settled by issuing the common shares at $0.562 per share.

Item  3.     Defaults  upon  Senior  Securities
--------     ----------------------------------

             None

Item  4.     Submissions  of  Matters  to  a  Vote  of  Security  Holders
--------     ------------------------------------------------------------

             The Company held its annual general meeting of shareholders on November 21, 2000. The shareholders elected the directors for the ensuing year; approved the appointment of auditors; and ratified the amendment to the Stock Option Plan.

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


Dated:  March 16, 2001                   IAS  COMMUNICATIONS,  INC.

                                         By:     /s/  John  G.  Robertson
                                                 -------------------------------
                                                 John  G.  Robertson,  President
                                                 (Principal  Executive  Officer)

                                         By:     /s/  James  Vandeberg
                                                 -------------------------------
                                                 James  Vandeberg,
                                                 Chief  Financial  Officer
                                                 (Principal  Financial  Officer)