Form 10KSB
period 2001-04-30
IAS COMMUNICATIONS INC
filed 2001-08-13
CIK 945641

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         _______________________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

                    For the Fiscal Year Ended April 30, 2001

                           COMMISSION FILE NO. 0-21255


                            IAS COMMUNICATIONS, INC.
                            ------------------------
           (Name of small business issuer as specified in its charter)

            OREGON                                             91-1063549
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                           185 - 10751 SHELLBRIDGE WAY
                   RICHMOND, BRITISH COLUMBIA V6X 2W8, CANADA
                   ------------------------------------------
  (Address, including postal code, of registrant's principal executive offices)

                                 (604) 278-5996
                     (Telephone number including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

        Title of each class           Name of each Exchange on which registered:
        -------------------           -----------------------------------------

     Common Stock, no par value          Over the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [  ]   No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $20,269

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2001, computed by reference to the price at which the stock was sold on that date: $840,153.

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2001 and July 31, 2001 was 11,600,645.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one):  Yes ( ) No (X).


                            IAS COMMUNICATIONS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
----------------------------------
  ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .   4
  --------------------------------
     BUSINESS DEVELOPMENT. . . . . . . . . . . . . . . . . . . . . . . . .   4
     --------------------
     INDUSTRY BACKGROUND . . . . . . . . . . . . . . . . . . . . . . . . .   4
     -------------------
     THE PRODUCT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
     -----------
     COMPETITION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
     -----------
     RAW MATERIALS AND PRINCIPAL SUPPLIERS . . . . . . . . . . . . . . . .   7
     -------------------------------------
     RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
     ------------
     PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY
     ---------------------------------------------------------------
     AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION . . . . . . . . . . .  10
     -----------------------------------------------
     GOVERNMENTAL REGULATIONS. . . . . . . . . . . . . . . . . . . . . . .  14
     ------------------------
     DEPENDENCE ON CERTAIN CUSTOMERS . . . . . . . . . . . . . . . . . . .  14
     --------------------------------
     RESEARCH AND DEVELOPMENT. . . . . . . . . . . . . . . . . . . . . . .  15
     ------------------------
     COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS . . . . . . .  15
     -------------------------------------------------------
     NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES . . . . .  15
     -----------------------------------------------------------
  ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . .  15
  --------------------------------
  ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .  15
  --------------------------
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  17
  -------------------------------------------------------------
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
--------
  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . .  17
  -----------------------------------------------------------------
    DIVIDEND POLICY. . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
    ---------------
    RECENT SALES OF UNREGISTERED SECURITIES. . . . . . . . . . . . . . . .  18
    ---------------------------------------
  ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------
  RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .  18
  ---------------------
    PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .  18
    ------------------
    LIQUIDITY AND CAPITAL RESOURCES. . . . . . . . . . . . . . . . . . . .  20
    -------------------------------
  ITEM 7:  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .  20
  -----------------------------
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
  --------------------------------------------------------------------
  AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . .  20
  ------------------------
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
--------
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  -----------------------------------------------------------------------
  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . . . .  20
  -------------------------------------------------
  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  22
  --------------------------------
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  -------------------------------------------------------------
  MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
  ----------
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  26
  --------------------------------------------------------
  ITEM 13(b). REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .  27
  -------------------------------
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
----------

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

BUSINESS  DEVELOPMENT

IAS Communications, Inc. (referred to herein as "us, we, our") is a development stage company incorporated in the state of Oregon in 1994. Our principal business operations are conducted in Indiana and B.C. Canada. We are engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, (the "CTHA"), for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. We have been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna. Emergent Technologies Corporation ("ETC") has the sublicense for military and governmental applications for the CTHA technology.

INDUSTRY  BACKGROUND

Antennas are one of the most important components of all Radio Frequency ("RF") communication systems. RF engineering and Integrated Circuit Technology ("RFIC") are synonymous with today's antenna technology. Our business involves RF and its integration into electronic circuitry. Many experts consider RF engineering more of an art than a science. This is especially true today due to ever increasing demands on a finite resource - the Radio Frequency Spectrum.

Companies that have made large up front investments for expanding their wireless and mobile networks are demanding better technical solutions to problems in signal transmission and reception. The wireless communications market includes PCS and cellular (analog and digital) as well as numerous newer applications, some of which have not yet made it to the drawing boards.

THE  PRODUCT

The CTHA is a low profile antenna that can be as small as a postage stamp. The size is dependent on the frequency for the application. Each application has an assigned frequency according to the Federal Communications Commission (the "FCC"), which controls the frequencies assigned to all wireless applications in the USA. For example the PCS cellular frequency is 1.9 gegahertz and the CTHA for the PCS applications is 1/2" square and 1/100th of an inch tall, whereas the 5" TV CTHA antenna for VHF and UHF frequency is as low as 54 megahertz, therefore requiring a larger CTHA design. The CTHA was initially designed as a contrawound antenna using two copper wires wrapped in opposite directions to each other on donut shaped devices, creating an electromagnetic current. The current CTHA can now be manufactured on a circuit board that will enable the antennas to be mass-produced inexpensively, therefore having an advantage over existing antennas used in the market place today. The CTHA can be placed on the ground, in a boat or embedded into a variety of items such as cellular phones, pagers, 2 way radios, and numerous other wireless applications.

Compared to traditional dipole and monopole antennas, the CTHA is much shorter in height, yet its toroidal magnetic field is equivalent to the linear electric field produced by other taller antennas. This makes CTHAs particularly excellent candidates for low frequency broadcast transmission that otherwise require prohibitively tall monopole structures above the earth ground plane. For higher frequency applications, for example, we believe that the CTHA could replace a car antenna with a structure that could be made part of the rear view mirror or similarly sized object. Resonant operations of the CTHA provide improved efficiency.

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

Several applications of the CTHA have been developed through licenses and professional service agreements with third parties. In addition, the following consists of some of the specific applications of the CTHA currently in the testing or production stage:

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

LEO  SATELLITE  ANTENNA

The LEO Satellite Antenna is optimized to operate with any earth-based Orbcomm Satellite Transceiver unit. The antenna is passive in nature and comes standard with 16.5 feet of RG-58/U coaxial cable. The cable is of sufficient length to be mounted physically far from the RF transceiver front end. The cable length can be adjusted to fit any system installation with minimal to no degradation in antenna performance. This system application is intended for use in the transportation tracking industry. The system can be installed in any semi freight trailer shipping containers and can be utilized to prevent their theft and loss. IAS Systems has been testing this antenna for practical system application. We have performed field tests for several years that indicate that the IAS LEO Satellite Antenna has an overall Communications Efficiency between
95%  and  98%.

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

COMPETITION

The market for antennas is highly competitive. There are numerous manufacturers of antennas in the United States with substantially greater financial, technical, marketing and other resources than ours. Patent research does not reveal any competing technology.

RAW  MATERIALS  AND  PRINCIPAL  SUPPLIERS

All materials necessary to make the antenna are readily available in the marketplace from a variety of suppliers.

RISK  FACTORS

You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in us or to maintain or increase your investment.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Developmental Stage Company. We were incorporated on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $1,123,136. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Lack of Diversification. Our business is presently limited to the sale of a single product known as the Contrawound Toroidal Helical Antenna (the "CTHA"). Our lack of diversification links our success to the success of the CTHA, the commercialization of which is still in the development stage. This lack of diversity may increase the risks associated with our operations.

Limited Operating History. Before we can generate any significant revenues, we will need to secure financing to fund operating expenses during the final stages of development of the CTHA. Without this financing, we may not be able to generate revenues in an amount sufficient to cover any or all future costs and expenses. It is not likely that we will generate any significant revenues until the development of commercial applications for the CTHA is complete and it is accepted by the market. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We have no significant assets or financial resources, and will, in all likelihood, sustain operating expenses without corresponding revenues for a period of time that cannot yet be determined. This may result in our continuing to incur net operating losses which will increase continuously until we complete the commercialization of the CTHA and begin to generate revenues that result in a net profit to us.

Need for Additional Financing. We have experienced significant working capital deficiencies and negative cash flows in the past. Our ability to continue in business depends upon our continued ability to obtain working capital. Based on our current operating plan, we will require additional financing in order to continue operations and promote and market our products. Our ability to continue in business depends upon our continued ability to obtain such additional capital and financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate our promotional and marketing campaign or our development programs. Inadequate funding also could impair our ability to compete in the marketplace and could result in its dissolution.

Competition. The market for antennas is highly competitive. There are numerous manufacturers of antennas in the United States with substantially greater financial, technical, marketing and other resources than the Issuer. Our ability to compete successfully will require us to develop and maintain technologically advanced products and services, attract and retain qualified personnel and make significant sales. There can be no assurance that we will be able to achieve these objectives. Failure to do so would have a material adverse effect on our business, operating results and financial condition. Furthermore, our potential products and services, if successfully developed, will compete directly with other existing and subsequently developed products using competing technologies. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or commercially desirable than those developed or marketed by us or that would render our technology and products non-competitive. Failure of our products to compete successfully with products using competing technologies will have a material adverse effect on our business, operating results and financial condition.

Rapid Technological Changes could Adversely Affect Our Business. The market for our antennae is characterized by rapidly changing technology, evolving industry standards and changing customer demands. Accordingly, if we are unable to adapt to rapidly changing technologies and to adapt our product to evolving industry standards, our business will be adversely affected.

Dependence Upon Key Customers. Because we are only just beginning to sell products derived from the CTHA technology, we are dependent on a small number of major customers. Failure of the Issuer to maintain these customers or to attract additional customers could have an adverse effect on our business.

Dependence Upon Key Personnel. The loss of the services of any of our management or other key employees, for any reason, may have a materially adverse effect on our prospects. We have not entered into any employment agreements with any of our key employees and there is nothing preventing these persons from departing at any time from employment with us. Although we believes that the loss of these persons will not have a material adverse impact upon us, there can be no assurance in this regard, nor any assurance that we will be able to find suitable replacements. Furthermore, we do not maintain "key man" life insurance on the lives of any of our directors or officers or other employees. To the extent that the services of any of our key employee become unavailable, we will be required to retain other qualified persons; however, there can be no assurance that we will be able to employ qualified persons upon acceptable terms.

Control by Current Insiders. Approximately 6,000,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 52% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and gener-ally control our affairs.

Uncertain Ability to Manage Growth. Our ability to achieve our planned growth is dependent upon a number of factors including our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide such new products and services as our customers may require in the future and our ability to adapt our own systems to accommodate expanded operations. In addition, there can be no assurance that we will be able to achieve our planned expansion or that we will be able to manage such expanded operations successfully. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on us.

Marketing. We will be required to develop a marketing and sales force that will effectively demonstrate the advantages of our products. Our marketing and selling experience to date is very limited. We may also elect to enter into agreements or relationships with third parties regarding the commercialization or marketing of our products. There can be no assurance that we will be able to establish adequate sales and distribution capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in marketing our products.

Part-Time Management. Our present officers and directors have other full-time or part-time positions for employers unrelated to us. As a result, some of our officers and directors serve on an "as-needed" basis. The lack of full-time management could have an adverse effect on us.

Dilution. Sales of additional equity securities through a traditional underwritten offering or through private placement offerings may dilute, on a pro rata basis, the value of our common shares. The grant and exercise of warrants of creditors or otherwise or stock options would also likely result in a dilution of the value of our common shares.

In addition, we may grant additional stock options or other forms of equity-based incentive compensation to our management and/or employees to attract and retain such personnel. We also may in the future offer equity participation in connection with the obtaining of non-equity financing, such as debt or leasing arrangements accompanied by warrants to purchase our equity securities. Any of these actions could dilute the value of our common shares.

Dividend Policy. As of the date of this Form 10-KSB, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock for the foreseeable future.

Possible Volatility of Securities Prices. The market price for our Common Stock traded on the over-the-counter bulletin board has been highly volatile since it began trading and will likely to continue to behave in this manner in the future. Factors such as our operating results and other announcements regarding our development work and business operations may have a significant impact on the market price of our securities. Additionally, market prices for securities of many smaller companies have experienced wide fluctuations not necessarily related to the operating performance of the companies themselves.

Intellectual Property/Patent Litigation. Although the CTHA is the subject of three patents (the "CTHA Patents"), we do not own any of them. We are the sub-licensee of the owner of two of the three CTHA Patents We are currently the defendant in a patent infringement lawsuit pending in the United States District Court for the District of Oregon (the "Oregon Lawsuit") and we are a named party in a patent infringement lawsuit presently pending in the United States District Court for the Northern District of West Virginia (the "West Virginia Patent
Lawsuit"). Ownership of patent rights and the infringement of those patent rights are at issue in both the Oregon Lawsuit and the West Virginia Patent Lawsuit.

In addition to the Oregon Lawsuit and the West Virginia Patent Lawsuit, we are the plaintiff in a lawsuit (the West Virginia Contract Lawsuit") filed in the United States District Court for the District of West Virginia. In the West Virginia Contract Lawsuit, we allege that the defendants breached a contract with us, misappropriated certain of our trade secrets and interfered with our economic relations with others. We are requesting damages and an injunction against future violations.

If we do not prevail in the Oregon Lawsuit, the West Virginia Patent Lawsuit and the West Virginia Contract Lawsuit, our business will be adversely affected. These lawsuits are discussed in detail in Item 3. "Legal Proceedings".

Anti-Takeover Provisions. At the present time, our Board of Directors has not adopted any shareholder rights plan or any anti-takeover provisions in our Charter or Bylaws.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION

We  obtained  the rights to the CTHA through a series of transactions. Dr. James
E. Smith ("Dr. Smith"), a tenured professor at West Virginia University ("WVU"), directed the research and development of CTHA utilizing WVU's facilities and funding. Under Dr. Smith's employment agreement with WVU, the patentable ideas for the CTHA were assigned to West Virginia University Research Corporation ("WVURC") and became its property on April 12, 1994. An exclusive worldwide license was granted by WVURC to Integral Concepts, Inc. (ICI"), a corporation owned and controlled by Dr. Smith, to: (1) manufacture the CTHA and, (2) sublicense others to manufacture, market, sell copies of, license and distribute the CTHA (the "ICI License").

ICI entered into an option agreement with SMR Investment Ltd., ("SMR") a corporation owned by Sue Robertson, the wife of John Robertson, the Company's President, Chief Executive Officer and a member of the Board of Directors ("Robertson"), dated November 18, 1994, and amended December 16, 1994 (the 'Option Agreement"). The Option Agreement provided that ICI would issue a sublicense to SMR for the CTHA subject to the payment of $250,000; a 3% royalty from gross sales; and shares in a subsequent public entity. SMR and Robertson organized the Company as a result. ICI retained all military and governmental applications and resulting procurement interests. The contract period relating to the three- percent royalty to be paid to ICI commences when sales are made by us and continues during the life of the Option Agreement. The term of the Option Agreement is perpetual as is the ICI License.

On December 13, 1994, we were assigned the rights to the Option Agreement by SMR in consideration for $50,000 advanced by Access Information Services, Inc. (the "Option Assignment"). Access Information Services, Inc. is a corporation owned and controlled by Robertson.

On December 14, 1994, we issued 3,000,000 shares to Dr. Smith and 3,000,000 shares to Access Information Services Ltd. pursuant to the Option Assignment. The value assigned to the 3,000,000 shares issued to Dr. Smith was a total of $0.50 and the value assigned to the 3,000,000 shares issued to Access Information Systems, Inc. was $0.50. These valuations of the 3,000,000 shares issued to Dr. Smith and Access Information Systems, Inc. were arbitrarily determined by our Board of Directors. The $250,000 paid to ICI was a one-time payment.

On July 10, 1995, ICI granted an exclusive worldwide sublicense to us to: (1) manufacture, sell copies of, sublicense and distribute the process and equipment related to the design, construction and operation of the CTHA; and, (2) to sublicense others to manufacture, sell copies of, license and distribute the same, excluding all military and governmental applications and resulting procurement interests (the "Sublicense"). The Sublicense was the culmination of the agreements between ICI and SMR, and SMR and us. On December 27, 1995, SMR assigned all of its rights and duties in the CTHA technology to us pursuant to the Option Assignment. The term of the Sublicense, subject to compliance of the terms thereof, is perpetual and requires the payment of a minimum annual royalty of $3,000. Further, we will pay a royalty of l0% of the net revenues derived from sales, leases or sublicenses of the CTHA technology less a credit for the minimum royalty. In addition, we shall pay a royalty of 3% of the gross revenues derived from the sales, leases or sublicenses of the CTHA technology.

The Sublicense was amended effective March 4, 1997, to (i) reduce the amount of the royalty payable by us by 50% over the next 3 years, (ii) clarify that our rights pertain to commercial applications, excluding military and governmental applications, and (iii) enlarge the definition of Technology to include all future enhancements to the CTHA technology developed by ICI, ETC, or us.

We entered into a Joint Venture Agreement ("JVA") with Emergent Technologies Corporation (ETC) on March 4, 1997. The JVA required a new company to be incorporated (TEAM) whereby we own 50% and ETC owns 50% of TEAM. Pursuant to a voting agreement we can vote 100% of the shares of TEAM. The President of ETC is the President of TEAM. TEAM was organized on June 4, 1997 under the laws of the State of West Virginia. We retain the worldwide commercial sublicense rights to the CTHA excluding all military and governmental applications.

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

TEAM does not have any assets or operations and our contributions for joint research and development has been paid directly to ETC for our specific applications, which has been expensed as incurred.

WVURC received a patent for the CTHA in August 1995. Dr. Smith is a tenured professor at WVU and conducts his research and development regarding the CTHA at WVU's facilities. As a result, WVURC owns the patent rights to the CTHA that it licensed to ICI. The ICI License provides that ICI can grant sublicenses of the technology covered by the patent to third parties. On July 10, 1995, we were issued the Sublicense by ICI, which was amended in March 1997.

On July 29, 1997, we announced that the second US patent had been granted on the CTHA. This patent broadened the protection we already had for the CTHA by encompassing several different geometry's not specifically covered by the first patent.

RECENT  LICENSES  AND  PROFESSIONAL  SERVICE  AGREEMENTS

On September 23, 1999, we entered an agreement with ARINC Incorporated ("ARINC") to grant ARINC an exclusive worldwide license to import, export, have made, use, allow its customers to use, lease, rent and sell the Hawks/ARINC antenna (LEO Antenna) for the Orbcomm frequencies. The ARINC antenna is the newly developed circuit board CTHA.

ARINC has not completed the terms and conditions of the said agreement with IAS.

We entered into a license agreement with Wherify Wireless, Inc. (formerly World Tracking Technologies, Inc. ("Wherify") dated January 31, 2000. Wherify agreed to grant a license to manufacture, use and resell a customized antenna for a wireless system for tracking lost children, animals and electronic components. We provided two sample antennas to Wherify for testing for a 30-day period. Wherify completed the testing of the sample antennas and provided us with written confirmation that one of the sample antennas was accepted and the second GPS antenna was not suitable to Wherify.

By way of an amending agreement dated February 24, 2000, (the "First Amending License Agreement"), we proceeded with Wherify and consummated the license for one of the antennas only. If Wherify began commercial production of the antennas within six months of the testing period, then exclusive rights terminate, unless it pays us a minimum royalty of $250,000 within the first year. If the minimum royalty payment is made, then we Company would extend the deadline date for commencement of commercial production for up to one year. It did not, and therefore did not obtain an exclusive license.

Pursuant  to  the  terms  of  the  license,  the  Company  has  been paid a non-
reoccurring  engineering  fee  in  the  sum  of  $15,000

Wherify was unable to produce and/or resell the minimum number of antennas as setout in the First Amending License Agreement. The parties further amended the license agreement on March 15, 2001 (the "Second Amending License Agreement"), whereby we granted an extension for commencement of commercial production of the and restructure the minimum royalty payment structure based on Wherify's best estimate as to commencement of commercial production of the Antennas by August 2001.

If World Tracking begins production within this time period, we will be paid royalties for the antennas based on the following minimum quotas which shall be manufactured and sold by Wherify or Wherify shall pay a Royalty Fee in lieu of selling such minimum number:

 .  100,000  antennas  to  be  manufactured  and  sold  by  Wherify  from initial commercial  production
 .  150,000  antennas  within  24  months  from  initial  commercial  production
 .  200,000  antennas  within  36  months  from  initial  commercial  production

 .  250,000  antennas  within  48  months  from  initial  commercial  production
 .  300,000  antennas  within  60  months  from  initial  commercial  production

The royalties shall be $2.50 per antenna for the first 100,000 antennas purchased; $2.25 per antenna for 100,001 to 200,000 antennas purchased; $2.00 per antenna for 200,001 to 300,000 antennas purchased; $1.75 per antenna for 300,001 to 400,000 antennas purchased; $1.50 per antenna for 400,001 to 500,000 antennas purchased; and $1.00 per antenna for over 500,000 antennas purchased.

On March 24, 2000, we entered a professional service agreement with Cadence Design Systems, Inc. (NYSE: CDN), to provide us with a comprehensive wireless development engineering service for the CTHA. This agreement with Cadence(R) will enable us to complete an independent analysis of its CTHA technology for several wireless applications as follows:

 . The LEO/GPS CTHA for the Orbcomm Satellite used for tracking trucks, trailers and valuable merchandise
 .  Cellular  phones
 .  Walkie  talkies
 .  Two  way  pagers
 .  PC's
 .  Cordless  phones
 .  Several  Bluetooth  applications.

Cadence is the largest supplier of electronic design automation products, methodology services and design services used to accelerate and manage the design of semiconductors, computer systems, networking and telecommunications equipment, consumer electronics and a variety of other electronics-based products. Cadence has sales offices, design centers and research facilities around the world. The advantage to us of this agreement in having Cadence complete comprehensive independent analysis of the CTHA technology is to have the said information available to potential end users on our website at www.iascom.com. The majority of the potential end users require detailed specifications of our antennas before committing to a purchase order or entering into a joint venture agreement with us. The agreement with Cadence has been completed.

GOVERNMENTAL  REGULATIONS

We believe there are no existing governmental guidelines for the antennas currently being developed by us.

No governmental approval is necessary for the antenna other than meeting certain frequency guidelines for the end users. The end user is required to meet certain government specification for several wireless applications.

DEPENDENCE  ON  CERTAIN  CUSTOMERS

Since we are just beginning to receive orders, it will be dependent on a few major customers for the near future. Such customers currently include ARINC and World Tracking. We also receive orders from customers through the World Wide Web and other advertising sources.

RESEARCH  AND  DEVELOPMENT

We spent approximately $343,000 on research and development over the past two years. Research and development was initially jointly funded with ETC through TEAM. Additional research and development of both a scientific and practical nature is required to complete the commercialization of the CTHA. The cost of some future research and development will be borne by customers for specific applications. The antenna is currently being developed jointly by Cadence Design Systems, Inc. and our engineer, Larry Hawks.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

At the present time there is no direct financial or competitive effect upon our business as a result of any need to comply with any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.
NUMBER  OF  TOTAL  EMPLOYEES  AND  NUMBER  OF  FULL-TIME  EMPLOYEES

In addition to our Officers, we currently employ no full-time employees and part-time employees as required. We anticipate adding employees when the Company receives revenue or raises additional funds in the future.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our executive offices are located at #185-10751 Shellbridge Way, Richmond, British Columbia V6X 2W8, and the telephone number is (604) 278-5996. We lease, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from SMR Investments. The monthly rent is $500.00. Our research and development facilities are located at 100 E. Broadway, Kokomo, Indiana 46901, where we lease 7500 square feet of space. The term of the lease is one year, and the monthly rent of the aforementioned space is $2500. This space has now been vacated and we have relocated to another location in Kokomo, IN at the Larry Hawks facilities which is currently being constructed.

ITEM  3.  LEGAL  PROCEEDINGS

To the best of the knowledge of our Officers and Directors, neither the Company nor any of our Officers and Directors are parties to any material legal proceeding or litigation other than as described below. Further, our Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of our Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office. To the best of the knowledge of our Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

We were sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk Vanvoorheis, ("Plaintiff") sought money damages and equitable relief against us alleging patent infringement by us for the CTHA. We notified West Virginia University ("WVU") of this claim and contacted WVU to assist in the defense. WVU owns the patent rights to the CTHA technology, which were licensed to us. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the "West Virginia Litigation") claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, we believe that the patent rights for the CTHA technology belong to WVU and that based on the license, we own the world wide rights to the CTHA commercial applications. Dr. James Smith, our former Chairman of the Board, has been sued by Plaintiff in a third party complaint in the West Virginia Litigation together with WVU and Integral Concepts, Inc.

A decision by the United States District Court for the Northern District of West Virginia will, if upheld on appeal, signal the end to patent litigation brought by VorteKx, Inc. against us.

VorteKx, Inc. brought a patent infringement action against IAS in the United States District Court for the District of Oregon on a patent issued to a former graduate student at WVU, Kurt L. VanVoorhies, and subsequently assigned to VorteKx. On our motion, the case was transferred to the Northern District of West Virginia and consolidated with a previously pending action filed by WVU against VanVoorhies, discussed above. We and WVU both claimed that the technology covered by the patent is actually owned by WVU. We are the sublicensee of commercial applications of the CTHA technology.

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

On May 16, 2000 we filed suit in the United States District Court for Northern District of West Virginia against Integral Technologies, Inc., Next Antennas.Com, Inc., Emergent Technologies Corporation and Jack Parsons (collectively, "the Defendants"), alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

We are the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto ("the Technology"). We established a joint venture (TEAM) with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology.

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

We  seek  injunctive  and  affirmative  relief and punitive damages as follows:

     10 An injunction prohibiting the Defendants from using or disclosing our trade secrets; or manufacturing, distributing or selling, any device derived from the Technology for commercial applications;

     11 An order requiring the Defendants to account to us for all profits obtained as a result of their alleged breach of contract, breach of duty of good faith and fair dealing, misappropriation of trade secrets, interference and/or breach of fiduciary duty; and to return all proprietary materials and destroy all devices created in violation of our rights;

     12 A money judgment against the Defendants in an amount to be determined at trial; additional exemplary or punitive damages calculated to deter such conduct, and attorney fees and costs; and

     13 An order requiring the Defendants to hold in trust for us all profits the Defendants have made from commercial sales of antennas derived from the Technology.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2001.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our Common Stock trades on the OTC Bulletin Board under the symbol "IASCA" where it has traded since April 16, 1996. Our Common Stock has traded at between $0.15 and $4.62 per share since April 16, 1996.

The following table sets forth the high and low prices for the Company's Common Stock, as reported by Nasdaq Trading & Market Services for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                   Bid Price          Asked Price
                                High  $    Low $     High $    Low $
Quarter Ended July 31, 1999     $   1.53  $   0.81  $1.59375  $ 0.8125
Quarter Ended October 31, 1999  $   1.00  $  0.375  $  1.125  $ 0.4375
Quarter Ended January 31, 2000  $1.03125  $  0.375  $ 1.0625  $0.46875
Quarter Ended April 30, 2000    $  3.125  $0.59375  $ 3.1875  $ 3.1875
Quarter Ended July 31, 2000       1.5625       .65     1.625       .75
Quarter Ended October 31, 2000    .90625    .34375       .97    .41875

Quarter Ended January 31, 2001       .95       .25   1.03125     .3125
Quarter Ended April 30, 2001      .34375        .2    .53125       .21
Quarter Ended July 31, 2001          .26       .15       .27       .16

As of July 31, 2001, there were 11,600,645 shares of Common Stock outstanding, held by 123 shareholders of record.

DIVIDEND  POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future.
Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities. See the Balance Sheet and Note 1 to our audited financial statements for the fiscal year ended April 30, 2001 for more information on recent sales of unregistered securities.

During the fiscal year ended April 30, 2001, there were no shares issued in connection with the exercise of warrants or stock options.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with our Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

PLAN  OF  OPERATIONS

We were incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

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

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $3,241,476 and we have a working capital deficit of $1,123,136 which includes a negative cash balance of $7,878. These factors raise doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing support from the majority of our creditors.

We plan to raise net proceeds of approximately $210,000 ($155,350 raised to date) through a private placement. The offering will be a best efforts no minimum offering consisting of 600,000 units at $0.35 per unit. Each unit consists of one unit of our common stock and one warrant to purchase an additional unit of common stock at a price of $0.50 for a period of one year from the date of issuance. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not an offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration. If all units are sold, then net proceeds to us will be approximately $185,000. We also plan to raise capital by way of a convertible debenture private placement.

We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,803,377 shares may be exercised to net $2,724,315 and options with respect to 870,000 shares may be exercised to net $217,500. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. After raising $210,000, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

Results of Operation for the Year Ended April 30, 2001 ("2001") as compared to the Year Ended April 30, 2000 ("2000")

During the latter part of 2000, through our agreement with Information-Highway.com, Inc., we started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $20,000 for 2001 as compared to $35,000 for 2000.

The net loss for 2001 was $755,000 compared to $572,000 for 2000. The increase of $183,000 was due to the increase in research and development expenses to $264,000 during 2001 as compared to $79,000 during 2000, an increase of $185,000. The increase was due to our using a third party contractor to perform specific product development work. As a result consulting has increased $89,000 to $209,000 during 2001 from $120,000 in 2000. There were no contributions from potential licenses during 2001 as compared to $98,000 in 2000. Administrative expenses increased by $61,000. Debenture interest decreased to $2,000 from $9,000 as a result of convertible debentures being redeemed. We had to pay $30,000 as a premium on cash redemption in 2000. Professional fees increased by $35,000 to $179,000 from $144,000 in 2000 as a result of increased litigation costs. Travel and promotion decreased by $10,000 to $5,000 from $15,000 in 2000 as a result of reduced travel between the administration and development offices. Rent and secretarial decreased by $31,000 to $71,000 from $102,000 in 2000 due to reduced secretarial requirements. Investor relations activity increased by $109,000 to $179,000 from $70,000 in 2000.

We incurred $2,000 of advertising costs related to marketing our developed products compared to $61,000 in 2000.

Our net loss per share increased by $0.01 to $0.07 per share from $0.06 in 2000 as a result of the lower net loss for the year and the increase in outstanding shares by 2% during 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

During  2001  we  financed  our  operations  and  received  $593,000  by:

(i) receiving financial support from companies affiliated with our President in the amount of $438,000. These amounts are unsecured, non-interest bearing and due on demand.

(ii) receiving  share  subscriptions  in  the  amount  of  $155,000.

During  2001  we  invested  these  funds  as  follows:

(i)  $5,000  of  these  funds  was  spent  on  acquiring  capital  assets.

(ii) $69,000 of these funds was spent on patent protection costs in various jurisdictions.

(iii) $509,000 of these funds was spent on operating activities as discussed above under Results of Operation for the Year Ended April 30, 2001 as compared to the Year Ended April 30, 2000.

Our cash position has increased by $10,000 to negative $8,000 and our working capital deficit, as at April 30, 2001, is $1,123,000.

ITEM  7:  FINANCIAL  STATEMENTS

Our consolidated financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

Name               Age                                   Position

John G. Robertson   60  Principal Executive Officer, President and Member
                        of the Board of Directors
Jennifer Lorette    29  Vice-President and Member of the Board of Directors
James Vandeberg     57  Chief Operating Officer and Member of the Board
                        of Directors
Patrick Badgley     57  Vice-President, Operations
Larry Hawks         65  Vice President of Research and Development


All our Directors have served since the formation of the Company in December, 1994, except for James L. Vandeberg, who was appointed to the Board of Directors in November, 1998. The Executive Officers were elected on February 4, 1995, except for James L. Vandeberg, who was appointed as Chief Operating Officer on August 1st, 1999. All officers currently devote part-time to our operations.

There are no family relationships between any director or executive officer and any other director or executive officer.

John G. Robertson - President, Principal Executive Officer and a Member of the Board of Directors

Mr. Robertson has been the President and Principal Executive Officer and a Director of the Company since its formation. Mr. Robertson has been Chairman, President and Chief Executive Officer of REGI U.S., Inc. since July 1992. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam (TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas exploration. He is also President of LinuxWizardry Systems, Inc., a public company trading on the OTC Bulletin Board. Linux Wizardry's Apprentice Router allows small businesses to establish and manage network connections without the need of a Network specialist. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

James L. Vandeberg - Chief Operating Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999. Mr. Vandeberg is a partner in the Seattle, Washington law firm of Vandeberg Johnson & Gandara. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board. He is also a director of REGI U.S., Incan Oregon corporation traded on the OTC bulletin board since November 1999. Mr. Vandeberg is also a director of Cyber Merchants Exchange, Inc. since May 2001. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Jennifer Lorette - Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer

Ms. Lorette is a founder, and has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company since February 1995. Since June 1994 Ms. Lorette has been Vice President and Chief Financial Officer of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. Since April 1994 she has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded on the OTC bulletin board, and its predecessor. Since June 1994 Ms. Lorette has also been Vice President and Secretary of LinuxWixardry Stystems, Inc. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas explorationShe also became a director in February 2001.

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

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than James Vandeberg, Patrick Badgley and Larry Hawks, who furnished no Forms to us during the year, no officer, director or beneficial owner of more than ten percent of our Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM  10.  EXECUTIVE  COMPENSATION

None of our executive officers had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson received options to purchase 200,000 and 150,000 shares of the Company's common stock in fiscal years 1999 and 1997, respectively.

------------------  ----  -------  ------  -------------  -----------------  -----------  --------  -------------
Name and Principal  Year       Annual Compensation                         Long-Term  Compensation
Position
                          ------------------------------  -------------------------------------------------------
                                                                         Awards                 Payouts
                          ------------------------------  -------------------------------------------------------
                                                                             Securities
                          Salary   Bonus   Other Annual   Restricted Stock     Under-     LTIP (2)    All Other
                            ($)     ($)    Compensation       Award(s)          lying      Payout   Compensation
                                                ($)              (#)          Options/      ($)          ($)
                                                                              SARs (#)
------------------  ----  -------  ------  -------------  -----------------  -----------  --------  -------------


John G. Robertson,  2001  Nil      Nil        48,000 (3)  Nil                Nil          Nil       Nil
President and CEO   2000  Nil      Nil        48,000 (3)  Nil                Nil          Nil       Nil
                    1999  Nil      Nil        48,000 (3)  Nil                    200,000  Nil       Nil
------------------  ----  -------  ------  -------------  -----------------  -----------  --------  -------------

(1) "SARS" or "stock appreciation right" means a right granted by US, as compensation for services rendered, to receive a payment of cash or an issue or transfer of securities based wholly or in part on changes in the trading price of our publicly traded securities.

(2) "LTIP" or "long term incentive plan" means any plan which provides compensation intended to serve as incentive for performance to occur over a period longer than one financial year, but does not include option or stock appreciation right plans or plans for compensation through restricted shares or restricted share units.

(3) Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, the beneficiary of which is Kelly Robertson, daughter of John G. Robertson, received or is to receive $2,500 per month from us for management services provided to us and rent in the sum of $1,500 per annum. Mr. Robertson is a trustee of the Robertson Family Trust.

A management fee of $2,500.00 per month is accrued for payment to Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, the beneficiary of which is Kelly Robertson, daughter of John G. Robertson. Further, the sum of $1,500.00 per month is accrued for payment to Access Information Services, Inc. for rent and secretarial services.

No other compensation is paid to any of our Executive Officers or Directors. We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our Officers and Directors. At the present time, we have no such plans. No advances have been made or are contemplated by us to any of our Officers or Directors.

The 200,000 options granted to Mr. Robertson during fiscal year 1999 expire on November 12, 2003; and the 150,000 options expire on December 31, 2001. On January 17, 2001, we repriced the options so that they are now exercisable for $0.25 per share. Mr. Robertson was not granted new options during the fiscal year 2001.

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 2001, and stock options held at year end.

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND YEAR END OPTION VALUES

                                                           Number of          Value of
                                                          Unexercised       Unexercised
                                                          Options at    Options at Year End
                                                           Years End            (1)

                   Shares Acquired                       Exercisable /     Exercisable /
Name               On Exercise (#)   Value realized ($)  Unexercisable     Unexercisable
-----------------  ----------------  ------------------  -------------  --------------------

John G. Robertson               -0-                 -0-        350,000                  -0-
-----------------  ----------------  ------------------  -------------  --------------------

(1)  The  calculation of the value of unexercised options is based on the difference between the  last  sale  price  of  $0.21  per share for our Common Stock on April 30, 2001, and the exercise  price  of  each  option ($0.25), multiplied by the number of shares covered by the option.

We  do  not  have  any  Long  Term  Incentive  Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of July 31, 2001, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

                  Name                        Class A Shares Owned  Percentage of
                                                                    Class A Shares
                                                                        Owned
John G. Robertson, President and member of               3,686,575           31.8%
the Board of Directors (1) (2)
Dr. James Smith[3]   **                                  2,500,000           24.0%
Access Information Services, Inc. [4]                    3,289,375           28.4%
Robertson Family Trust [5]                               3,289,375           28.4%
Jennifer Lorette Secretary/Treasurer[1] [7]                121,000            1.0%


                  Name                        Class A Shares Owned  Percentage of
                                                                    Class A Shares
                                                                        Owned
James L. Vandeberg [1][6], Chief Operating                 192,048            1.7%
Officer and Member of the Board of
Directors

Patrick Badgley, [1] [8] Vice President,                    50,000              *
Research and Development and Director

Larry Hawks, Vice President Research and                    75,000              *
Development

ALL EXECUTIVE OFFICERS &                                 4,049,623           34.9%
DIRECTORS AS A GROUP (FOUR
INDIVIDUALS) (7)

*    Less  than  one  percent

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] These individuals are our Executive Officers and Directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2]  Includes  3,000,000  shares  registered  in  the  name  of Access Information
Services, Inc., a corporation controlled by the Robertson Family Trust, and 350,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3] Dr. Smith's address is Route 4, Box E36, Bruceton Mills, WV 26525. ** We contacted Dr. Smith to confirm his shareholdings and he could not provide us with more than an estimate of approximately 2,500,000 shares.

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

[7] Includes 75,000 options that are currently exercisable. Ms. Lorette's address is the same as our address.


[8] Includes 50,000 options that are currently exercisable. Mr. Badgely's address is 2815 Franklin Drive, Columbus, Indiana, 47201.

[9]  Includes  3,000,000  shares  registered  in  the  name  of Access Information
Services, Inc., a corporation controlled by the Robertson Family Trust, and 550,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

CHANGES  IN  CONTROL

We know of no arrangements the operation of which may result in a change of our control.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Integral Concepts, Inc. ("ICI"), holder of the exclusive worldwide license to the CTHA technology, entered into an option agreement with SMR Investments Ltd. ("SMR"), a corporation owned by Sue Robertson, the wife of Mr. Robertson, dated November 18, 1994, and amended December 16, 1994 (the "Option Agreement"). The Option Agreement provided that ICI would issue a sublicense to SMR for the CTHA subject to the payment of $250,000; a 3% royalty from gross sales; and a subsequent public entity to be established. We were organized by SMR and Robertson as a result. ICI retained all military applications and resulting procurement interests. The contract period relating to the three percent royalty to be paid to ICI commences when sales are made by us and SMR and continue during the life of the Option Agreement. The term of the Option Agreement is perpetual as is the ICI License.

On December 13, 1994, SMR assigned us the rights to the Option Agreement in consideration of $50,000 advanced by Access Information Services, Inc. (the "Option Assignment"). Access Information Services, Inc. is a corporation owned and controlled by the Robertson Family Trust.

On December 14, 1994, we issued 3,000,000 Class A Shares to Access Information Services, Inc., pursuant to the Option Assignment. The value assigned to the 3,000,000 Class A common shares issued to Access Information Services Inc. was $0.50. The valuation of the 3,000,000 shares issued to Access Information Services, Inc. was arbitrarily determined by our Board of Directors. The $250,000 has been paid to ICI and was a one time payment.

On July 10, 1995, ICI entered into the Sublicense wherein ICI granted to us the exclusive worldwide right to manufacture, sell copies of, sublicense and distribute the process and equipment related to the design, construction and operation of the CTHA and to further sublicense others the rights to manufacture, sell copies of, license and distribute the same, excluding all military applications and procurement interests. The Sublicense was the culmination of the agreement between ICI and SMR, and SMR and us. On December 27, 1995, SMR assigned us all of its rights and duties in the CTHA technology. The purpose of this assignment was to assign any and all rights or duties which may have been held by SMR as a result of the Option Agreement, it being understood that the Option Agreement was nothing more than an agreement in principle. The term of the Sublicense is perpetual and requires the payment of a minimum annual royalty of $3,000. Further, we will pay a royalty of 10% of the net revenues derived from sales, licenses or sublicenses of the CTHA technology with a credit for the minimum royalty. In addition we shall pay a royalty of 3% of the gross revenues derived from the sales, licenses or sublicenses of the CTHA technology.

We amended the Sublicense with ICI in March 1997 to clarify the applications of CTHA technology subject to our sublicense. As amended, we have exclusive rights to all commercial applications. Emergent Technologies Corporation ("ETC") has the exclusive rights to all governmental and military applications for the CTHA antenna. In consideration for the amendment, we received a 50% reduction in royalties to be paid to ICI over a three year period plus an enlarged definition of Technology to include all future enhancements to the CTHA technology.

To date, there have not been any transactions between us and our officers, directors, principal shareholders or affiliates other than as set forth above. We believe that the transactions described here were on terms more favorable to our officers, and directors, than otherwise could be obtained if such transactions were with non-related parties.

ITEM  13(a).  EXHIBITS.

Number  Description
   3.1  Articles of Incorporation                                                 (1)
   3.2  Article of Amendment                                                      (1)
   3.3  By-Laws                                                                   (1)
   4.1  Specimen Share Certificate for Class A Shares                             (1)
   4.2  Specimen Share Certificate for Class B Shares                             (1)
   4.3  Specimen Warrant                                                          (2)
  10.5  Marketing Agreement between IAS and
        Information Highway.com, Inc.                                             (3)
  10.6  Professional Service Agreement between IAS and
        Cadence Design Systems, Inc.                                              (3)
  10.7  Consulting Agreement between IAS and
        Capital Research Group Inc.                                               (3)
  10.8  License Agreement between IAS and World
        Tracking Technologies, Inc.                                               (3)
  10.9  Amendment to License Agreement between IAS
        and World Tracking Technologies, Inc.                                     (3)
  10.6  License Agreement between IAS and ARINC Incorporated                      (3)
  10.7  Renewal Lease Agreement for Kokomo, Indiana Facilities                    (3)
  10.8  Amendment No.2 to License Agreement between IAS
        and Wherify Wireless, Inc. (formerly "World Tracking Technologies, Inc.)
  23.1  Consent of Elliott Tulk Pryce Anderson

____________
(1) Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2) Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3) Incorporated by reference from Form 10-KSB for Fiscal Year 2000.

ITEM  13(b).  REPORTS  ON  FORM  8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS COMMUNICATIONS, INC.


By: /s/ John G. Robertson
-------------------------
John G. Robertson, President
Chief Executive Officer and Director

Dated:  August 13, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of August 13, 2001.


      Signature         Title                                    Date
----------------------  --------------------------------------  -------

/s/ John G. Robertson   Chairman of the Board, President,       8/13/01
----------------------
(John G. Robertson)     Chief Executive Officer and Director


/s/James Vandeberg      Chief Operating Officer and             8/13/01
----------------------
(James Vandeberg)       Chief Financial Officer and Director


/s/ Jennifer Lorette    Secretary and Director                  8/13/01
----------------------
(Jennifer Lorette)

Item7:     Financial  Statements
------     ---------------------

Independent  Auditor's  Report

Balance  Sheets  as  of  April  30,  2001  and  2000

Statements  of  Operations  accumulated  from  December  13,  1994  (Inception)
    to  April  30,  2001  and  the  years  ended  April  30,  2001  and  2000

Statements  of  Cash  Flows  accumulated  from  December  13,  1994  (Inception)
    to  April  30,  2001  and  the  years  ended  April  30,  2001  and  2000

Statement of Shareholders' Equity accumulated from December 13, 1994 (Inception)
    to  April  30,  2001

Notes  to  the  Financial  Statements

                            IAS Communications, Inc.
                         (A Development Stage Company)
                              Financial Statements
                              For the Years Ended
                            April 30, 2001 and 2000

                               [GRAPHIC OMITED]

MANNING ELLIOTT                             11TH floor, 1050 West Pender Street,
                                                          Vancouver, BC, V6E 3S7
CHARTERED ACCOUNTANTS                       Phone 604.714.3600 Fax: 604.714.3669
                                                         Web: manningelliott.com


                          Independent Auditors' Report
                          -----------------------------


To the Board of Directors
IAS Communications, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of IAS Communications, Inc. (a Development Stage Company) as of April 30, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for the period from December 13, 1994 (inception) to April 30, 2001 and the years ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2001 and 2000 and the results of its operations and its cash flows for the period from December 13, 1994 (inception) to April 30, 2001 and the years ended April 30, 2001 and 2000 in conformity with generally accepted accounting principles in the United States.

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




CHARTERED ACCOUNTANTS

Vancouver, Canada

August 1, 2001

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
April 30, 2001 and 2000



                                                                                  2001         2000
                                                                                   $            $

                                     Assets
Current Assets

Inventory                                                                          29,584       22,605
Prepaid expenses and other current assets                                          66,186      153,788
-------------------------------------------------------------------------------------------------------

                                                                                   95,770      176,393

Property, Plant and Equipment (Note 3)                                             28,637       41,352

License and Patent Protection Costs (Note 4)                                      422,968      377,872
-------------------------------------------------------------------------------------------------------

                                                                                  547,375      595,617
=======================================================================================================

                      Liabilities and Stockholders' Deficit

Current Liabilities

Cheques issued in excess of funds on deposit                                        7,878       18,446
Accounts payable                                                                  453,564      495,409
Accrued liabilities (Note 7(d))                                                    82,375      128,928
Due to related parties (Note 8)                                                   650,089      211,965
Convertible debentures (Note 6)                                                    25,000       35,000
-------------------------------------------------------------------------------------------------------
                                                                                1,218,906      889,748
-------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Deficit

Preferred Stock          50,000,000 shares authorized; none issued                      -            -

Common Stock (Note 7)

Class "A" voting             -     100,000,000 shares authorized without        4,961,605    4,738,949
                                   par value; 11,600,645 and 11,321,239
                                   shares issued and outstanding respectively

                             -     paid for but unissued (443,857 shares)         155,350            -

Class "B" non-voting         -     100,000,000 shares authorized without                -            -
                                   par value; none issued

Deficit Accumulated During the Development Stage                               (5,788,486)  (5,033,080)
-------------------------------------------------------------------------------------------------------
                                                                                 (671,531)    (294,131)
-------------------------------------------------------------------------------------------------------
                                                                                  547,375      595,617
=======================================================================================================


                                      F-2
    The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from December 13, 1994 (Inception) to April 30, 2001 and the years ended April 30, 2001 and 2000



                                        Accumulated from
                                       December 13, 1994
                                      (Date of Inception)
                                       to April 30, 2001        2001          2000
                                               $                 $             $
Revenue                                             58,359       20,269        35,277

Cost of Sales                                       27,395        3,599        22,843
--------------------------------------------------------------------------------------

Gross Profit                                        30,964       16,670        12,434
--------------------------------------------------------------------------------------

Expenses (Schedule)

General and Administration                       3,113,649      506,084       444,811
Selling and Marketing                               62,972        1,692        61,280
Research and Development                         2,642,829      264,300        78,512
--------------------------------------------------------------------------------------

                                                 5,819,450      772,076       584,603
--------------------------------------------------------------------------------------

Net Loss                                         5,788,486      755,406       572,169
======================================================================================


Net Loss Per Share                                                 (.07)         (.06)
======================================================================================


Weighted Average Shares Outstanding                          11,493,000    10,392,000
======================================================================================


                                      F-3
    The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from December 13, 1994 (Inception) to April 30, 2001 and the years ended April 30, 2001 and 2000


                                                                           Accumulated from
                                                                          December 13, 1994
                                                                         (Date of Inception)
                                                                          to April 30, 2001       2001        2000
                                                                                  $                $           $
Cash Flows to Operating Activities

Net loss                                                                          (5,788,486)   (755,406)   (572,169)

Adjustments to reconcile net loss to cash
Gain on shares cancelled                                                                 (10)          -           -
Depreciation and amortization                                                        147,145      41,117      36,240
Shares issued/to be issued for services                                              556,050      56,952           -
Shares issued for convertible debenture interest                                      18,786           -       3,266

Change in non-cash working capital items
Decrease (increase) in prepaid expenses and other current assets                     (66,186)     87,602    (102,212)
Increase in inventory                                                                (29,584)     (6,979)    (16,549)
Increase in accounts payable and accrued liabilities                                 691,643      67,306     115,976
---------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                             (4,470,642)   (509,408)   (535,548)
---------------------------------------------------------------------------------------------------------------------

Cash Flows to Investing Activities
Increase in capital assets                                                           (89,167)     (4,653)    (16,722)
Increase in licence                                                                 (250,000)          -           -
Increase in patent protection costs                                                 (259,582)    (68,845)    (29,935)
---------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                               (598,749)    (73,498)    (46,657)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Increase in subscription for common shares                                           155,350     155,350           -
Increase in common stock                                                           3,856,074           -     517,889
Proceeds from (redemption of) convertible debentures                                 400,000           -    (140,000)
Advances from related parties                                                        650,089     438,124     211,965
---------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                          5,061,513     593,474     589,854
---------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                           (7,878)     10,568       7,649

Cash - Beginning of Period                                                                 -     (18,446)    (26,095)
---------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                  (7,878)     (7,878)    (18,446)
=====================================================================================================================

Non-Cash Financing Activities

Shares issued for property                                                                 1           -           -
Shares issued to an officer donated back and cancelled                                   (10)          -           -
Shares issued to settle debt                                                         211,781     211,781           -
Shares issued for convertible debentures and accrued interest converted              394,661      10,875      38,266
Shares issued for services                                                           499,098           -           -
---------------------------------------------------------------------------------------------------------------------

                                                                                   1,105,531     222,656      38,266
=====================================================================================================================

Supplemental disclosures:
Interest paid with cash                                                               23,923       2,187       6,225
Income tax paid with cash                                                                  -           -           -


                                      F-4
    The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to April 30, 2001


                                                                                              Deficit
                                                                                            Accumulated
                                                                                Common      During the
                                                                                 Stock      Development
                                                                   Shares      Class "A"       Stage
                                                                      #            $             $
Balance - December 13, 1994 (Inception)                                   -            -              -

Shares issued for cash                                                  100           10              -

Shares issued for property                                        6,000,000            1              -

Shares issued for cash pursuant to:
a private placement                                                 700,000       70,000              -
a public offering memorandum                                        336,333      252,250              -

Net loss for the period                                                   -            -        (83,615)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 1995                                          7,036,433      322,261        (83,615)

Shares previously issued, donated back and cancelled                   (100)         (10)             -

Shares issued for cash pursuant to options exercised                210,000       52,500              -

Net loss for the year                                                     -            -       (480,298)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 1996                                          7,246,333      374,751       (563,913)

Shares issued for cash pursuant to:
a private placement                                                 722,000    1,124,500              -
options exercised                                                   224,000      140,500              -

Shares issued for services                                           25,000        8,333              -

Net loss for the year                                                     -            -     (1,044,516)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 1997                                          8,217,333    1,648,084     (1,608,429)

Shares issued for cash pursuant to:
a public offering memorandum                                        263,667      197,750              -
options exercised                                                    87,500       26,875              -
a private placement                                                   7,000       15,750              -
a private placement and foreign units offering                      575,600    1,007,300              -

Shares issued for services                                          169,250      260,125              -

Net loss for the year                                                     -            -     (1,633,047)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 1998                                          9,320,350    3,155,884     (3,241,476)
--------------------------------------------------------------------------------------------------------


                                      F-5
    The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to April 30, 2001


                                                                                              Deficit
                                                                                            Accumulated
                                                                                Common      During the
                                                                                 Stock      Development
                                                                   Shares      Class "A"       Stage
                                                                      #            $             $
Carryforward balance - April 30, 1998                             9,320,350    3,155,884     (3,241,476)

Shares issued for cash pursuant to:
options exercised                                                     2,000          500              -
a private placement and foreign units offering                       95,000      166,250              -
a private placement                                                 200,000      200,000              -
exercise of warrants                                                 43,000       84,000              -

Shares issued for services                                          132,000      230,640              -

Shares issued pursuant to conversion of convertible debentures      471,508      345,520              -
  including accrued interest

Net loss for the year                                                     -            -     (1,219,435)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 1999                                         10,268,858    4,182,794     (4,460,911)

Shares issued for cash pursuant to:
a private placement                                                 968,902      484,451              -
options exercised                                                     2,500        2,500              -
warrants exercised                                                   18,125       30,938              -

Shares issued pursuant to conversion of convertible debentures       62,854       38,266              -
  including accrued interest

Net loss for the year                                                     -            -       (572,169)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 2000                                         11,321,239    4,738,949     (5,033,080)

Shares issued to settle debt                                        267,048      211,781              -

Shares issued pursuant to conversion of convertible debentures       12,358       10,875              -
  including accrued interest

Net loss for the year                                                     -            -       (755,406)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 2001                                         11,600,645    4,961,605     (5,788,486)
========================================================================================================


                                      F-6
    The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Schedules of Expenses
Accumulated from December 13, 1994 (Inception) to April 30, 2001 and the years ended April 30, 2001 and 2000



                                                        Accumulated from
                                                       December 13, 1994
                                                      (Date of Inception)
                                                       to April 30, 2001      2001       2000
                                                               $                $          $
Expenses

General and Administration

Bank charges                                                        6,724      2,168      1,379
Business plan                                                      55,429          -     (1,700)
Debenture financing fees                                           49,199          -          -
Depreciation                                                       11,898      4,811      4,181
Interest on convertible debentures                                 42,818      2,295      9,491
Investor relations - publications                                 383,127      1,805     23,510
Investor relations - consulting                                   585,439    177,171     46,575
Management fees                                                   307,500     30,000     30,000
Office, postage and courier                                       163,994     18,532     21,135
Premium on cash redemption of convertible debentures               29,790          -     29,790
Professional fees                                                 857,714    178,923    143,698
Rent and secretarial                                              316,401     70,595    101,662
Telephone                                                          95,541      3,068      6,278
Transfer agent and regulatory                                      75,643     11,597     13,709
Travel and promotion                                              148,926      5,358     15,497
Less interest income                                              (16,494)      (239)      (394)
------------------------------------------------------------------------------------------------

                                                                3,113,649    506,084    444,811
------------------------------------------------------------------------------------------------

Selling and Marketing

Advertising                                                        62,972      1,692     61,280
------------------------------------------------------------------------------------------------

Research and Development

Royalty                                                            19,000      3,000      3,000
Consulting                                                        605,507    208,844    119,949
Depreciation and amortization                                     135,247     36,306     32,059
Market awareness and development                                   60,000          -          -
Subcontracts                                                    2,390,574     16,150     21,504
Less contributions by a joint venture partner                    (363,718)         -          -
Less engineering contributions by licensees                      (203,781)         -    (98,000)
------------------------------------------------------------------------------------------------

                                                                2,642,829    264,300     78,512
------------------------------------------------------------------------------------------------

                                                                5,819,450    772,076    584,603
================================================================================================


                                      F-7
    The accompanying notes are an integral part of these financial statements

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,788,486 and has a working capital deficit of $1,123,136 which includes a negative cash balance of $7,878. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors and affiliates.

     The Company previously reported plans to raise $450,000 ($155,350 raised to date) and issue 900,000 units at $0.50 per unit. The Company has amended this private placement whereby the total proceeds of the offering shall be $210,000 with 600,000 units to be issued at a price of $0.35 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.50 per share. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,803,377 shares may be exercised for potential proceeds of $2,724,315 and options with respect to 870,000 shares may be exercised for potential proceeds of $217,500. These warrants and options are currently not in-the-money and are unlikely to be currently exercised.

     The Company, after raising the $210,000, including $155,350 raised to date, will require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.

2.   Summary of Significant Accounting Policies

     (a)  Basis  of  Presentation

     These financial statements include only the accounts of the Company. The Eclipse Antenna Manufacturing Co., herein "TEAM", which is 50% equity owned and 100% controlled through a voting agreement does not have any assets or operations and the Company's contributions for joint research and development has been paid directly to the other 50% owner of TEAM and charged to operations.

     (b)  Research  and  Development

     Research and development costs are charged to operations in the period in which they are incurred.

     (c)  Property,  Plant  and  Equipment

     Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over an estimated useful life of five years.


                                      F-8
    The accompanying notes are an integral part of these financial statements

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (d)  Licenses  and  Patent  Protection  Costs

     Costs to register and protect patents and to acquire rights are capitalized as incurred. These costs are being amortized on a straight line basis over 20 years. Intangible assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

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

     Loss per share for 2001 and 2000 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

     (f)  Revenue  Recognition

     Revenue from sales of antennas are recorded when goods have been shipped and collection is reasonably certain. Revenue from licensing the right for others to sell antennas is recognized when earned over time.

     (g)  Accounting  for  Stock  Based  Compensation

     The Company uses the intrinsic value method of accounting for stock based compensation prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock.

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


                                      F-9
    The accompanying notes are an integral part of these financial statements

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

     (l)  Tax  Accounting

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

     The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

                  Year of Loss    Amount     Year of
                                    $       Expiration

                  1995              89,000        2010
                  1996             497,000        2011
                  1997           1,057,000        2012
                  1998           1,096,000        2013
                  1999           1,809,000        2014
                  2000             525,000        2015
                  2001             755,000        2016
                                 ---------
                                 5,828,000
                                 =========


     Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at the end of April 30, 2001 and 2000, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                                 2001             2000
                                                  $                $

                  Net Operating Loss             755,000          525,000

                  Statutory Tax Rate           113,900 +        113,900 +
                                           34% in excess    34% in excess
                                             of $335,000      of $335,000

                  Effective Tax Rate                   -                -

                  Deferred Tax Asset             257,000          180,000

                  Valuation Allowance           (257,000)        (180,000)

                  Net Deferred Tax Asset               -                -


                                      F-10
    The accompanying notes are an integral part of these financial statements

3.     Property, Plant and Equipment


                                                                    2001       2000
                                                    Accumulated   Net Book   Net Book
                                           Cost    Amortization     Value      Value
                                             $           $            $          $
Computer and office equipment              22,356         12,054     10,302     13,035
Research and development equipment         63,073         47,608     15,465     27,450
Vehicle                                     3,739            869      2,870        867
--------------------------------------------------------------------------------------
                                           89,168         60,531     28,637     41,352
======================================================================================

Depreciation per class of capital asset:

Computer and office equipment                                         4,314      4,181
Research and development equipment                                   12,557     11,050
Vehicle                                                                 497        248

4.     License and Patent Protection Costs

                                                                         2001       2000
                                                         Accumulated   Net Book   Net Book
                                                Cost    Amortization     Value      Value
                                                 $            $            $          $
Licence                                        250,001         54,167    195,834    208,334
Patent protection costs (Note 9(c))            259,581         32,447    227,134    169,538
-------------------------------------------------------------------------------------------
                                               509,582         86,614    422,968    377,872
===========================================================================================

Amortization per class of intangible asset:

Licence                                                                   12,500     12,500
Patent protection costs                                                   11,249     10,491

     Pursuant to the terms of an option agreement dated November 18, 1994 as amended, between SMR Investments Ltd. ("SMR") and Integral Concepts Inc. ("ICI") and an assignment of this option agreement dated December 13, 1994, the Company acquired a sublicence to the CTHA, subject to entering into a formal sublicence agreement. Pursuant to the terms of the option agreement, the Company paid $250,000 to ICI, which owns the exclusive licence obtained from West Virginia University Research Corporation ("WVURC") in an agreement dated April 12, 1994. SMR, ICI and WVURC are not related to each other. Pursuant to the assignment agreement, the Company issued 3,000,000 shares to each of Access Information Systems Inc. (A company controlled by SMR) and a director of the Company (principal of ICI) for a total fair value of $1 for 6,000,000 shares issued.


                                      F-11
    The accompanying notes are an integral part of these financial statements

4.   License  and  Patent  Protection  Costs  (continued)

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

     (ii) The Company will pay WVURC an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to April 30, 2001.

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

     TEAM entered into a contract with ETC to carry out combined research and development activities to December 31, 1997. This contract was renewable on a monthly basis at the option of TEAM. ETC and the Company each funded TEAM a minimum of $250,000 as required in the JVA.

     TEAM does not have any assets or operations and the Company's contributions for research and development was paid directly to ETC for the Company's specific applications which was charged to operations as incurred. No research and development activity has been undertaken ETC on behalf of the Company during the years ended April 30, 2001 and April 30, 2000.


                                      F-12
    The accompanying notes are an integral part of these financial statements

6.   Convertible  Debentures

     The Company offered three year, 8 % interest, convertible debentures. Interest is paid annually. The remaining $35,000 of such debentures were convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares traded below $4.00 per share over a ten-day average prior to exercising into shares of the Company during November 16, 2000 to December 16, 2000, the convertible debentures were to be exercisable at 20% below the said ten-day average. The original maturity date was June 15, 2000 which was extended to December 15, 2000. Debentures totalling $10,000 were converted during the fiscal 2001 by issuing 12,358 shares at $0.81 per share. The Company plans to offer the debenture holder an additional extension on the maturity date or convert the debenture into shares.


7.   Common  Stock

     (a)  Stock  Option  Plan

     The Company has a Stock Option Plan to issue up to 2,500,000 Class "A" common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the Stock Option Plan the Company has granted stock options to certain directors and employees. On May 28, 1999 the Company granted stock options to certain employees to acquire up to 205,000 shares exercisable at $1.00 per share expiring May 28, 2004. On November 15, 1999 the Company granted stock options to an employee to acquire up to 25,000 shares exercisable at $1.00 per share expiring December 15, 2004. On October 11, 2000 the Company granted stock options to an employee to acquire up to 25,000 shares exercisable at $0.50 per share expiring October 11, 2005. On December 15, 2000 the Company granted stock options to an employee to acquire up to 25,000 shares exercisable at $1.00 per share expiring December 15, 2005.

     The options are granted for current services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Over The Counter Bulletin Board.

     The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.


                                      F-13
    The accompanying notes are an integral part of these financial statements

     The weighted average number of shares under option and option price for the year ended April 30, 2001 is as follows:


                          Shares     Weighted    Weighted
                          Under      Average     Average
                          Option      Option    Remaining
                            #         Price      Life of
                                        $        Options
                                                 (Months)

     Beginning of year  1,133,000        1.19
     Granted               50,000         .75
     Exercised                  -           -
     Cancelled           (270,000)      (1.71)
     Lapsed               (43,000)       (.30)
                        ----------
     End of year          870,000        .25*           24
                        ==========  ===========  =========

     * On January 17, 2001 all the unexercised options were repriced to $0.25.


     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 2001 and 2000 would have been as follows:


                                   2001        2000
                                    $           $
     Net loss
       As reported               (755,406)   (572,169)
       Pro forma                 (796,582)   (623,709)

     Basic net loss per share
         As reported                 (.07)       (.06)
         Pro forma                   (.07)       (.06)


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

     (c)  Warrants  outstanding

          (i) 617,600 warrants, pursuant to a private placement and foreign units offering, are exercisable at $2.25 per share expiring July 2000 (extended).


                                      F-14
    The accompanying notes are an integral part of these financial statements

          (ii) During fiscal 1999 the Company issued 200,000 units at $1.00 per unit for proceeds of $200,000. Each unit contained one share and one warrant to acquire one additional share at $1.50 per share expiring April 8, 2000. A total of 13,125 warrants were exercised during fiscal 2000 for proceeds of $19,687. The remaining warrants expiry date was extended to October 8, 2000 (extended). The units offering was increased and the price reduced to $0.50 per unit during fiscal 2000. A total of 968,902 units were issued for proceeds of $484,451. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share expiring March 1, 2001 (extended). These warrants are currently unexercised.

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

     (b)  Contingent  liability  -  Development  Stage  Company  (See  Note  1).

     (c)  Legal  Proceedings

          (i) The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk VanVoorhies, ("Plaintiff") sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University ("WVU") of this claim and contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

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


                                      F-15
    The accompanying notes are an integral part of these financial statements

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

               Integral Technologies, Inc. is the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto ("the Technology"). The Company established a joint venture (TEAM) with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Emergent was subsequently acquired by Integral Technologies, Inc., which recently announced it is selling antennas to the commercial market through its wholly-owned subsidiary, Next


                                      F-16
    The accompanying notes are an integral part of these financial statements

          Antennas.Com, Inc. Jack Parsons has been the president of Emergent, and a director of Integral. The Company believes that the defendants are selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of the Company's exclusive rights.

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


10.  Segmented  Information

     The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the research, development and sales/licensing of advanced antenna technology.

     The Company operates in two geographic segments, one being Canada, located in Richmond, BC and the other being the United States, located in Kokomo, Indiana.

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to research and development. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $506,084 (2000 - $444,811) relating to such activities. The net loss relating to research and development activities in the United States amounted to $264,300 (2000 - $78,512).


                                      F-17
    The accompanying notes are an integral part of these financial statements

                                  EXHIBIT INDEX


Number  Description                                              Page No.
   3.1  Articles of Incorporation                                      (1)
   3.2  Article of Amendment                                           (1)
   3.3  By-Laws                                                        (1)
   4.1  Specimen Share Certificate for Class A Shares                  (1)
   4.2  Specimen Share Certificate for Class B Shares                  (1)
   4.3  Specimen Warrant                                               (2)
  10.5  Marketing Agreement between IAS and
        Information Highway.com, Inc.                                  (3)
  10.6  Professional Service Agreement between IAS and
        Cadence Design Systems, Inc.                                   (3)
  10.7  Consulting Agreement between IAS and
        Capital Research Group Inc.                                    (3)
  10.8  License Agreement between IAS and World
        Tracking Technologies, Inc.                                    (3)
  10.9  Amendment to License Agreement between IAS
        and World Tracking Technologies, Inc.                          (3)
  10.6  License Agreement between IAS and ARINC Incorporated           (3)
  10.7  Renewal Lease Agreement for Kokomo, Indiana Facilities         (3)
  10.8  Amendment No.2 to License Agreement between IAS
        and Wherify Wireless, Inc. (formerly "World Tracking
        Technologies, Inc.)                                            49
  23.1  Consent of Elliott Tulk Pryce Anderson                         52

____________
(1) Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2) Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3) Incorporated by reference from Form 10-KSB for Fiscal Year 2000.