Form 10QSB
period 2001-07-31
IAS COMMUNICATIONS INC
filed 2001-09-21
CIK 945641

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  July  31,  2001
                          ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission  File  No.  0-21255
                       -------

                            IAS Communications, Inc.
                   ------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Oregon                                                                91-1063549
------                                                                ----------
(State or Other Jurisdiction of                                (I.R.S.  Employer
incorporation  or  organization)                              Identification No)

                          #185 - 10751 Shellbridge Way
                           Richmond, BC V6X 2W8 Canada
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 278-5996
                         --------------------------------
                            Issuer's Telephone Number

                                       N/A
                         --------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                               September 19, 2001

                           Common - 11,600,645 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format     Yes               No     X
                                                     ---              ---

INDEX

Part  I  -  Financial Information

Item  1.    Financial Statements                                            Page
                                                                            ----

     Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

     Statements  of  Operations. . . . . . . . . . . . . . . . . . . . . . . F-2

     Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . .F-3

     Schedule  of  Expenses. . . . . . . . . . . . . . . . . . . . . . . . . F-4

     Notes  to  the  Financial  Statements. . . . . . . . . . . . . . . . . .F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . .F-12

PART II - Other  Information. . . . . . . . . . . . . . . . . . . . . . . . F-13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-14

PART  I  -  FINANCIAL  INFORMATION

Item  1.    Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                            IAS Communications, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  July 31, 2001
                                   (unaudited)

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Balance  Sheets


                                                                           July 31,     April 30,
                                                                             2001          2001
                                                                         (unaudited)    (audited)
                                                                              $             $
                                          Assets

Current Assets

  Inventory                                                                   28,851        29,584
  Prepaid expenses and other current assets                                   36,939        66,186
---------------------------------------------------------------------------------------------------
Total Current Assets                                                          65,790        95,770

Property, Plant and Equipment (Note 3)                                        34,377        28,637

License and Patent Protection Costs (Note 4)                                 423,793       422,968
---------------------------------------------------------------------------------------------------
Total Assets                                                                 523,960       547,375
===================================================================================================

                             Liabilities and Stockholders' Deficit

Current Liabilities

  Cheques issued in excess of funds on deposit                                 1,918         7,878
  Accounts payable                                                           461,323       453,564
  Accrued liabilities (Note 6(d))                                             73,674        82,375
  Due to related parties (Note 7)                                            694,031       650,089
  Convertible debentures (Note 5)                                             25,000        25,000
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  1,255,946     1,218,906
---------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Preferred Stock        50,000,000 shares authorized; none issued                   -             -

Common Stock (Note 6)

Class "A" voting       -   100,000,000 shares authorized without           4,961,605     4,961,605
                           par value; 11,600,645 shares issued and
                           outstanding respectively

                       -   paid for but unissued (443,857 shares)            155,350       155,350

Class "B" non-voting   -   100,000,000 shares authorized without                   -             -
                           par value; none issued

Deficit Accumulated During the Development Stage                          (5,848,941)   (5,788,486)
---------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                 (731,986)     (671,531)
---------------------------------------------------------------------------------------------------
Total Stockholders' Deficit and Liabilities                                  523,960       547,375
===================================================================================================

   (The accompanying notes are an integral part of these financial statements)

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations


                                       Accumulated from
                                       December 13, 1994      Three months ended
                                      (Date of Inception)          July 31,
                                       to July 31, 2001       2001          2000
                                         (unaudited)      (unaudited)   (unaudited)
                                              $                $             $
Revenue                                          60,648         2,289         6,987

Cost of Sales                                    28,551         1,156         1,588
------------------------------------------------------------------------------------
Gross Profit                                     32,097         1,133         5,399
------------------------------------------------------------------------------------
Expenses (Schedule)

  General and Administration                  3,146,631        32,982       187,102
  Selling and Marketing                          62,972             -             -
  Research and Development                    2,671,435        28,606        57,840
------------------------------------------------------------------------------------
                                              5,881,038        61,588       244,942
------------------------------------------------------------------------------------
Net Loss                                     (5,848,941)      (60,455)     (239,543)
====================================================================================

Net Loss Per Share                                               (.01)         (.02)
====================================================================================

Weighted Average Shares Outstanding                        11,601,000    11,391,000
====================================================================================

   (The accompanying notes are an integral part of these financial statements)

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows


                                                                             Three months ended
                                                                                  July 31,
                                                                             2001          2000
                                                                         (unaudited)   (unaudited)
                                                                              $             $
Cash Flows to Operating Activities

  Net loss                                                                   (60,455)     (239,543)

  Adjustments to reconcile net loss to cash
    Depreciation and amortization                                             11,135         9,889
    Shares issued/to be issued for services                                        -        90,311

  Change in non-cash working capital items
    Decrease (increase) in prepaid expenses and other current assets          29,247       (74,362)
    Decrease (increase) in inventory                                             733        (1,641)
    Increase (decrease) in accounts payable and accrued liabilities             (942)       27,698
---------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                        (20,282)     (187,648)
---------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
  Increase in capital assets                                                 (10,460)       (2,773)
  Increase in patent protection costs                                         (7,240)      (13,582)
---------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (17,700)      (16,355)
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Advances from related parties                                               43,942       207,869
---------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     43,942       207,869
---------------------------------------------------------------------------------------------------
Increase in Cash                                                               5,960         3,866

Cash Deficiency - Beginning of Period                                         (7,878)      (18,446)
---------------------------------------------------------------------------------------------------
Cash Deficiency - End of Period                                               (1,918)      (14,580)
===================================================================================================
Non-Cash Financing Activities

Shares issued to settle debt                                                       -       117,900
Shares issued for convertible debentures and accrued interest converted            -        10,875
---------------------------------------------------------------------------------------------------
                                                                                   -       128,775
===================================================================================================
Supplemental disclosures:
  Interest paid with cash                                                          -             -
  Income tax paid with cash                                                        -             -

   (The accompanying notes are an integral part of these financial statements)

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Schedule  of  Expenses


                                                      Accumulated from
                                                      December 13, 1994       Three months ended
                                                     (Date of Inception)           July 31,
                                                       to July 31, 2001       2001          2000
                                                         (unaudited)      (unaudited)   (unaudited)
                                                              $                $             $
Expenses

  General and Administration

    Bank charges                                                  7,066            342          615
    Business plan                                                55,429              -            -
    Debenture financing fees                                     49,199              -            -
    Depreciation                                                 13,203          1,305        1,163
    Foreign exchange                                              1,755            152        1,625
    Interest on convertible debentures                           43,365            547          378
    Investor relations - publications                           383,127              -          370
    Investor relations - consulting                             585,439              -       94,311
    Management fees                                             315,000          7,500        7,500
    Office, postage and courier                                 163,640          1,249        6,521
    Premium on cash redemption of convertible debentures         29,790              -            -
    Professional fees                                           870,918         13,204       48,391
    Rent and secretarial                                        322,551          6,150       22,903
    Telephone and utilities                                      97,854          2,313        1,398
    Transfer agent and regulatory                                75,863            220        1,372
    Travel and promotion                                        148,926              -          623
    Less interest income                                        (16,494)             -          (68)
----------------------------------------------------------------------------------------------------
                                                              3,146,631         32,982      187,102
----------------------------------------------------------------------------------------------------
  Selling and Marketing

    Advertising                                                  62,972              -            -
----------------------------------------------------------------------------------------------------
  Research and Development

    Royalty                                                      19,750            750          750
    Consulting                                                  617,719         12,212       44,488
    Depreciation and amortization                               145,077          9,830        8,726
    Market awareness and development                             60,000              -            -
    Subcontracts                                              2,396,388          5,814        3,876
    Less contributions by a joint venture partner              (363,718)             -            -
    Less engineering contributions by licensees                (203,781)             -            -
----------------------------------------------------------------------------------------------------
                                                              2,671,435         28,606       57,840
----------------------------------------------------------------------------------------------------
                                                              5,881,038         61,588      244,942
====================================================================================================

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,848,941 and has a working capital deficit of $1,190,156 which includes a negative cash balance of $1,918. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors and affiliates.

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

     (a)  Estimates  and  Assumptions

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

     (b)  Interim  Financial  Statements

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

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements

3.   Property,  Plant  and  Equipment

                                                                    July 31,     April 30,
                                                                      2001         2000
                                                    Accumulated     Net Book     Net Book
                                           Cost    Amortization      Value         Value
                                                                  (unaudited)    (audited)
                                             $           $             $             $
Computer and office equipment              22,356         13,172         9,184       10,302
Research and development equipment         73,532         51,022        22,510       15,465
Vehicle                                     3,739          1,056         2,683        2,870
-------------------------------------------------------------------------------------------
                                           99,627         65,250        34,377       28,637
===========================================================================================

Depreciation per class of capital asset:

Computer and office equipment                                            1,118        4,314
Research and development equipment                                       3,415       12,557
Vehicle                                                                    187          497


4.   License and Patent Protection Costs

                                                                         July 31,     April 30,
                                                                           2001         2000
                                                         Accumulated     Net Book     Net Book
                                                Cost    Amortization      Value         Value
                                                                       (unaudited)    (audited)
                                                 $            $             $             $
Licence                                        250,001         57,292       192,709      195,834
Patent protection costs (Note 9(c))            266,822         35,738       231,084      227,134
------------------------------------------------------------------------------------------------
                                               516,823         93,030       423,793      422,968
================================================================================================
Amortization per class of intangible asset:

Licence                                                                       3,125       12,500
Patent protection costs                                                       3,290       11,249


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

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements

4.   License  and  Patent  Protection  Costs  (continued)

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

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements

6.   Common  Stock  (continued)

     (a)  Stock  Option  Plan  (continued)

          The weighted average number of shares under option and option price for the period ended July 31, 2001 is as follows:

                                Shares   Weighted    Weighted
                                Under     Average    Average
                                Option    Option    Remaining
                                  #        Price     Life of
                                             $       Options
                                                     (Months)
          Beginning of period  895,000        .25
          Granted                    -          -
          Exercised                  -          -
          Cancelled            (10,000)         -
          Lapsed                     -          -
                               --------
          End of period        885,000       .25*          20
                               ========  =========  =========


          * On January 17, 2001 all the unexercised options were repriced to $0.25.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the three months ended July 31, 2001 would have been as follows:

                                           2001        2000
                                             $          $
               Net loss
                    As reported           (60,455)   (336,231)
                    Pro forma             (61,265)   (349,293)

               Basic net loss per share
                         As reported         (.01)       (.03)
                         Pro forma           (.01)       (.03)


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

         (iii) 30,000 warrants are exercisable at $2.85 per share expiring July 22, 2001 (extended).

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements

6.   Common  Stock  (continued)

     (d)  Other  stock  commitment

          The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 has been accrued as at July 31, 2001.


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

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements

8.   Commitments  and  Contingencies  (continued)

     (c)  Legal  Proceedings  (continued)

          (i)  (continued)

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

IAS  Communications,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements

8.   Commitments  and  Contingencies  (continued)

     (c)  Legal  Proceedings  (continued)

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

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to research and development. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $32,982 (2000 - $187,102) relating to such activities. The net loss relating to research and development activities in the United States amounted to $28,606 (2000 - $57,840).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein ACTHA@, for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. We have been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation.

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totalling $5,848,941 and we have a working capital deficit of $1,190,156 as at July 31, 2001 which includes a negative cash balance of $1,918. The above factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing financial support from the majority of our creditors and affiliates.

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

Progress Report from May 1, 2001 to September 19, 2001
------------------------------------------------------

On May 29, 2001 we announced that the production mold for the Wireless Internet Black Box IAS Antenna was completed (1 " square and " tall). A total of 1,000,000 black box antennas can be produced through this mold. The Wireless Internet Black Box Antenna is designed to connect to the laptop computer allowing the user to access the World Wide Web up to a distance of two miles over flat terrain from the location of the wireless Internet point of presence. The Wireless Internet Black Box Antenna can also connect users in hotels, schools and office buildings to the World Wide Web and will be available to the Wireless Internet users at a price of $69.95 (US) through our web site www.iascom.com.

The Wireless Internet user will be able to send and receive messages from their laptop and surf the Internet up to 200 times faster than an ordinary dial up connection while in their automobile, in a hotel or office, in a meeting, having lunch in a restaurant or anywhere within a two-mile radius of their ISP subject to line of site.

Recent independent tests have confirmed that the Hawks IAS Antenna has outperformed existing portable type antennas used for the Wireless Internet Service.

IAS Communications, Inc. has the sublicense rights for the worldwide commercial rights to the CTHA technology.

Results  of  Operations
-----------------------

Three  months  ended  July  31, 2001 ("2001") compared to the three months ended
--------------------------------------------------------------------------------
July  31,  2000  ("2000")
-------------------------

During the latter part of 2001 we, through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $2,000 for 2001 as compared to $7,000 for 2000.

The net loss for 2001 was $60,000 compared to $240,000 for 2000. The decrease of $180,000 was due to the decrease in research and development expenses of $29,000 as compared to $58,000 during 2000, a decrease of $29,000. The decrease was due to the completion of our testing and development of our antennas. Administrative expenses decreased by $154,000 to $33,000 as compared to $188,000 in 2000. Investor relations activity decreased by $95,000 to nil from $95,000 in 2000 as a result of our financial services contract with Capital Research Inc., incurred in fiscal 2000, whereby we have issued shares for financial services valued at $90,000. Professional fees decrease by $35,000 to $13,000 from $48,000 in 2000. In fiscal 2000 we spent $26,000 in legal costs to file a claim against Integral Technologies, Inc. Rent and secretarial decreased by $17,000 to $6,000 from $23,000 in 2000. As a result of the completion of the development phase of the antennas, we downsized our operations during the quarter and additional secretarial services of $10,000 incurred in 2000 were not required for 2001.

Our net loss per share decreased by $0.01 to $0.01 per share from $0.02 in 2000 as a result of the lower net loss and no change to the outstanding shares.

Liquidity
---------

During 2001 we financed our operations by receiving financial support from companies affiliated with our President in the amount of $44,000. These amounts are unsecured, non-interest bearing and due on demand.

During 2001 we invested these funds as follows:

     1.   $11,000  of  these  funds  were  spent  on  acquiring  capital assets.
     2. $7,000 of the funds were spent on patent protection costs in various jurisdictions.
     3. $20,000 of these funds were spent on operating activities as discussed above under Results of Operations.

Our cash position has increased by $6,000 from negative $8,000 to negative $2,000 and our working capital deficit, as at July 31, 2001, is $1,190,000.

We plan to raise $210,000 (previously announced as $450,000 of which $155,000 raised to date) and issue 600,000 units at $0.35 per unit (reduced from 900,000 units at $0.50 per unit). We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,803,377 shares may be exercised and options with respect to 875,000 shares may be exercised. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. After completing our $210,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

PART  II     Other  Information

Item  1.     Legal  Proceedings
-------      ------------------

             None

Item  2.     Changes  In  Securities
--------     -----------------------

             None

Item  3.     Defaults  Upon  Senior  Securities
--------     ----------------------------------

             None

Item  4.     Submissions  Of  Matters  To  A  Vote  Of  Security  Holders
--------     ------------------------------------------------------------

             None.

Item  5.     Other  Information
--------     ------------------

             None

Item  6.     Exhibits  and  Reports  on  Form  8K
--------     ------------------------------------

             None

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 19, 2001              IAS  Communications,  Inc.


                                   By:  /s/  John  G.  Robertson
                                        ----------------------------------------
                                        John  G.  Robertson,  President
                                        (Principal  Executive  Officer)


                                   By:  /s/  James  Vandeberg
                                        ----------------------------------------
                                        James Vandeberg, Chief Operating Officer
                                        and Chief  Financial  Officer