Form 10QSB
period 2001-10-31
IAS COMMUNICATIONS INC
filed 2001-12-19
CIK 945641

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

Commission File No. 0-21255
                    -------

                            IAS Communications, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Oregon                                                91-1063549
-------------------------------                              -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No)

                             #120 - 3011 Viking Way
                             ----------------------
                           Richmond, BC V6V 1W1 Canada
                    (Address of Principal Executive Offices)

                                 (604) 278-5996
                            -------------------------
                            Issuer's Telephone Number

               #185 - 10751 Shellbridge Way, Richmond, BC  V6X 2W8
          -------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                December 14, 2001

                           Common - 11,600,645 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format     Yes         No   X
                                                   ---        ---

INDEX


Part I - Financial Information

Item 1.  Financial Statements                                         Page
                                                                      ----
            Balance Sheets . . . . . . . . . . . . . . . . . . . . .   F-1

            Statements of Operations . . . . . . . . . . . . . . . .   F-2

            Statements of Cash Flows . . . . . . . . . . . . . . . .   F-3

            Schedule of Expenses . . . . . . . . . . . . . . . . . .   F-4

            Notes to the Financial Statements. . . . . . . . . . . .   F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation .  F-12

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

                            IAS Communications, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                October 31, 2001
                                   (unaudited)


IAS  Communications,  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(unaudited)

                                                                                   October 31,    April 30,
                                                                                      2001           2001
                                                                                   (unaudited)    (audited)
                                                                                        $             $
                                   Assets

Current Assets
Inventory                                                                               28,615        29,584
Prepaid expenses and other current assets                                                4,791        66,186
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    33,406        95,770

Property, Plant and Equipment (Note 3)                                                  29,656        28,637

License and Patent Protection Costs (Note 4)                                           417,378       422,968
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                           480,440       547,375
=============================================================================================================

                    Liabilities and Stockholders' Deficit

Current Liabilities

Cheques issued in excess of funds on deposit                                               198         7,878
Accounts payable                                                                       435,726       453,564
Accrued liabilities (Note 6(d))                                                         92,745        82,375
Due to related parties (Note 7)                                                        722,107       650,089
Convertible debentures (Note 5)                                                         25,000        25,000
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                            1,275,776     1,218,906
-------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Preferred Stock          50,000,000 shares authorized; none issued                           -             -

Common Stock (Note 6)

Class "A" voting          -  100,000,000 shares authorized without                   4,961,605     4,961,605
                             par value; 11,600,645 shares issued and
                             outstanding respectively

                          -  paid for but unissued (776,750 shares)                    155,350       155,350

Class "B" non-voting      -  100,000,000 shares authorized without                           -             -
                             par value; none issued

Deficit Accumulated During the Development Stage                                    (5,912,291)   (5,788,486)
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                           (795,336)     (671,531)
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit and Liabilities                                            480,440       547,375
=============================================================================================================

  (The accompanying notes are an integral part of these financial statements)


IAS  Communications,  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(unaudited)

                                     Accumulated from
                                     December 13, 1994       Three months ended           Six months ended
                                    (Date of Inception)           October 31,                 October 31,
                                    to October 31, 2001       2001          2000          2001          2000
                                              $                $             $             $             $
Revenue                                          61,402           754         7,638         3,043        14,625

Cost of Sales                                    28,787           236         1,054         1,392         2,642
----------------------------------------------------------------------------------------------------------------
Gross Profit                                     32,615           518         6,584         1,651        11,983
----------------------------------------------------------------------------------------------------------------
Expenses (Schedule)

  General and Administration                  3,193,330        46,699       166,020        79,681       353,122
  Selling and Marketing                          62,972             -             -             -             -
  Research and Development                    2,688,604        17,169       115,758        45,775       173,598
----------------------------------------------------------------------------------------------------------------
                                              5,944,906        63,868       281,778       125,456       526,720
----------------------------------------------------------------------------------------------------------------
Net Loss                                     (5,912,291)      (63,350)     (275,194)     (123,805)     (514,737)
================================================================================================================

Net Loss Per Share                                               (.01)         (.02)         (.01)         (.05)
================================================================================================================

Weighted Average Shares Outstanding                        11,601,000    11,434,000    11,601,000    11,413,000
================================================================================================================

  (The accompanying notes are an integral part of these financial statements)


IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash  Flows
(unaudited)

                                                                            Six months ended
                                                                               October 31,
                                                                            2001          2000
                                                                         (unaudited)   (unaudited)
                                                                              $             $
Cash Flows to Operating Activities
  Net loss                                                                  (123,805)     (514,737)

  Adjustments to reconcile net loss to cash
   Depreciation and amortization                                              22,270        20,319
   Shares issued/to be issued for services                                         -        56,952

  Change in non-cash working capital items
   Decrease in prepaid expenses and other current assets                      61,395       104,909
   Decrease (increase) in inventory                                              969        (2,917)
   Increase (decrease) in accounts payable and accrued liabilities            (7,467)       28,500
---------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                        (46,638)     (306,974)
---------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
  Increase in capital assets                                                 (10,460)       (3,073)
  Increase in patent protection costs                                         (7,240)      (55,700)
---------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (17,700)      (58,775)
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Increase in subscriptions for common shares                                      -       155,350
  Advances from related parties                                               72,018       201,655
---------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     72,018       357,005
---------------------------------------------------------------------------------------------------
Increase (decrease) in Cash                                                    7,680        (8,742)

Cash Deficiency - Beginning of Period                                         (7,878)      (18,446)
---------------------------------------------------------------------------------------------------
Cash Deficiency - End of Period                                                 (198)      (27,188)
===================================================================================================
Non-Cash Financing Activities

Shares issued to settle debt                                                       -       117,900
Shares issued for convertible debentures and accrued interest converted            -        10,875
---------------------------------------------------------------------------------------------------
                                                                                   -       128,775
===================================================================================================
Supplemental disclosures:
  Interest paid with cash                                                          -             -
  Income tax paid with cash                                                        -             -

  (The accompanying notes are an integral part of these financial statements)


IAS  Communications,  Inc.
(A  Development  Stage  Company)
Schedule  of  Expenses
(unaudited)

                                                      Accumulated from
                                                      December 13, 1994    Three months ended    Six months ended
                                                     (Date of Inception)       October 31,          October 31,
                                                     to October 31, 2001     2001      2000       2001       2000
                                                              $              $          $          $          $
Expenses

General and Administration
  Bank charges                                                    7,301       235        642        577      1,255
  Business plan                                                  55,429         -          -          -          -
  Debenture financing fees                                       49,199         -          -          -          -
  Depreciation                                                   14,508     1,305      1,163      2,610      2,326
  Foreign exchange                                                1,403      (352)      (452)      (200)     1,173
  Interest on convertible debentures                             43,912       547        824      1,094      1,202
  Investor relations - publications                             383,127         -      9,068          -      9,438
  Investor relations - consulting                               585,811       372     68,890        372    163,201
  Management fees                                               322,500     7,500      7,500     15,000     15,000
  Office, postage and courier                                   167,559     3,919      5,541      5,168     12,062
  Premium on cash redemption of convertible debentures           29,790         -          -          -          -
  Professional fees                                             899,757    28,839     43,533     42,043     91,924
  Rent and secretarial                                          327,051     4,500     18,199     10,650     41,102
  Telephone and utilities                                        97,564      (290)     1,831      2,023      3,229
  Transfer agent and regulatory                                  75,987       124      8,612        344      9,984
  Travel and promotion                                          148,926         -        671          -      1,294
  Less interest income                                          (16,494)        -         (2)         -        (68)
-------------------------------------------------------------------------------------------------------------------
                                                              3,193,330    46,699    166,020     79,681    353,122
-------------------------------------------------------------------------------------------------------------------
Selling and Marketing

  Advertising                                                    62,972         -          -          -          -
-------------------------------------------------------------------------------------------------------------------
Research and Development

  Royalty                                                        20,500       750        750      1,500      1,500
  Consulting                                                    624,308     6,589    101,865     18,801    146,353
  Depreciation and amortization                                 154,907     9,830      9,267     19,660     17,993
  Market awareness and development                               60,000         -          -          -          -
  Subcontracts                                                2,396,388         -      3,876      5,814      7,752
  Less contributions by a joint venture partner                (363,718)        -          -          -          -
  Less engineering contributions by licensees                  (203,781)        -          -          -          -
-------------------------------------------------------------------------------------------------------------------
                                                              2,688,604    17,169    115,758     45,775    173,598
-------------------------------------------------------------------------------------------------------------------
                                                              5,944,906    63,868    281,778    125,456    526,720
===================================================================================================================

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,912,291 and has a working capital deficit of $1,242,370 which includes a negative cash balance of $198. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors and affiliates.

     The Company previously reported plans to raise $210,000 ($188,350 raised to date) and issue 600,000 units at $0.35 per unit. The Company has amended this private placement whereby the total proceeds of the offering shall be $400,000 with 2,000,000 units to be issued at a price of $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. These warrants and options are currently not in-the-money and are unlikely to be currently exercised.

     The Company will continue to require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.


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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements


3.   Property, Plant and Equipment
                                                                       October 31,    April 30,
                                                                             2001         2001
                                                         Accumulated     Net Book     Net Book
                                                  Cost  Amortization        Value        Value
                                                                       (unaudited)    (audited)
                                                     $             $             $           $
Computer and office equipment                   22,356        14,290         8,066      10,302
Research and development equipment              73,532        54,438        19,094      15,465
Vehicle                                          3,739         1,243         2,496       2,870
-----------------------------------------------------------------------------------------------
                                                99,627        69,971        29,656      28,637
==============================================================================================
Depreciation per class of capital asset:

Computer and office equipment                                                2,236       4,314
Research and development equipment                                           6,831      12,557
Vehicle                                                                        374         497

4.   License and Patent Protection Costs
                                                                       October 31,   April 30,
                                                                             2001        2001
                                                         Accumulated     Net Book    Net Book
                                                  Cost  Amortization        Value       Value
                                                                       (unaudited)   (audited)
                                                     $             $             $          $
Licence                                        250,001        60,417       189,584     195,834
Patent protection costs (Note 9(c))            266,822        39,027       227,795     227,134
----------------------------------------------------------------------------------------------
                                               516,823        99,444       417,379     422,968
==============================================================================================
Amortization per class of intangible asset:

Licence                                                                      6,250      12,500
Patent protection costs                                                      6,579      11,249

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.   Common Stock  (continued)

     (a)  Stock Option Plan  (continued)

          The weighted average number of shares under option and option price for the period ended October 31, 2001 is as follows:

                                            Weighted
                                Weighted    Average
                       Shares    Average   Remaining
                        Under    Option     Life of
                       Option     Price     Options
                          #         $       (Months)

Beginning of period    885,000        .25
Granted                      -          -
Exercised                    -          -
Cancelled                    -          -
Lapsed                       -          -

End of period          885,000        .25          20
                       =======  =========  ==========

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the six months ended October 31, 2001 would have been as follows:


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

     (c)  Warrants  outstanding

        (i) 617,600 warrants, pursuant to a private placement and foreign units offering, are exercisable at $2.25 per share with the expiry date extended to January 1, 2002.

        (ii) During fiscal 1999 the Company issued 200,000 units at $1.00 per unit for proceeds of $200,000. Each unit contained one share and one warrant to acquire one additional share at $1.50 per share expiring April 8, 2000. A total of 13,125 warrants were exercised during fiscal 2000 for proceeds of $19,687. The remaining warrants expiry date was extended to April 9, 2002. The units offering was increased and the price reduced to $0.50 per unit during fiscal 2000. A total of 968,902 units were issued for proceeds of $484,451. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share. The remaining warrants expiry date was extended to April 1, 2002. These warrants are currently unexercised.

        (iii) 30,000 warrants are exercisable at $2.85 per share and the expiry date was extended to January 13, 2002.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.   Common Stock  (continued)

     (d)  Other  stock  commitment

          The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 has been accrued as at October 31, 2001.


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

         (iii) The Company has negotiated an agreement to purchase a 60% interest in Imaging Technologies, Inc. for 1,000,000 shares of the Company, subject to a 30 day due diligence period. Refer also to Note 10, Subsequent Events.

     (b)  Contingent  liability  -  Development  Stage  Company (See Note 1).

     (c)  Legal  Proceedings

         (i) The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk VanVoorhies, ("Plaintiff") sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University ("WVU") of this claim and contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology which was licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

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

     By news release dated September 26, 2001, we announced that by court order of the U.S. District Court for the Northern District of West Virginia, the civil action between IAS against Integral Technologies, Inc. has been dismissed.

9.   Segmented  Information

     The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the research, development and sales/licensing of advanced antenna technology.

     The Company operates in two geographic segments, one being Canada, located in Richmond, BC and the other being the United States.

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

10.  Subsequent  Events

     (a) On November 20, 2001, the Board of Directors cancelled 500,000 options to three optionees with expiry dates ranging between December 19, 2001 and May 28, 2004 at $0.25 per share. The Board also issued 1,300,000 options to four optionees at $0.20 per share expiring November 20, 2006, and repriced all outstanding options to $0.20 per share resulting in a total of 1,585,000 options outstanding as at the date of this report;

     (b) Subsequent to October 31, 2001, the Company received $33,000 in subscriptions pursuant to the current private placement for 165,000 units to be issued at a price of $0.20 per unit;

     (c) On October 19, 2001 the Company successfully negotiated an agreement to purchase a 60% interest in a private US company which owns a private Canadian company in the computer resale industry for consideration of 1,000,000 shares of the Company subject to a due diligence period ending on May 1, 2002.

Item  2.  Management's  Discussion  and  Analysis  of Financial Condition and
-----------------------------------------------------------------------------
Results  of  Operations
-----------------------

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

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totalling $5,912,291 and we have a working capital deficit of $1,242,370 as at October 31, 2001 which includes a negative cash balance of $198. The above factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing financial support from the majority of our creditors and affiliates.

The Company previously reported plans to raise $210,000 ($188,350 raised to date) and issue 600,000 units at $0.35 per unit. The Company has amended this private placement whereby the total proceeds of the offering shall be $400,000 with 2,000,000 units to be issued at a price of $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We will continue to require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

We may also raise significant additional capital through the exercise of warrants and stock options, if exercised.

Progress  Report  from  August  1,  2001  to  December  14,  2001
-----------------------------------------------------------------

On September 26, 2001 we announced that by court order of the U.S. District Court for the Northern District of West Virginia the civil action between IAS against Integral Technologies, Inc. has been dismissed.

The civil action against Integral Technologies, Inc., NextAntenna.com, Inc., Emergent Technologies Corporation, and Jack Parsons commenced in the U.S. District Court for the Northern District of West Virginia on the 15th day of May 2000 alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

The basis for the civil action was that IAS is the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto (the "Technology"). IAS established a joint venture with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Integral Technologies, Inc., subsequently acquired Emergent, and announced it was selling antennas to the commercial market through its wholly-owned subsidiary, NextAntennas.com, Inc. Jack Parsons has been the president of Emergent and a director of Integral. IAS believed that the defendants were selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of IAS' exclusive rights.

We  are  pleased this action is now dismissed because of the significant cost of
legal  fees  trying  to  pursue  this  matter.   We  can  now  focus on our CTHA
technology  and  pursue  additional  acquisitions.

On October 19, 2001 we announced that an agreement to purchase a 60% interest in Imaging Technologies, Inc., a private Washington corporation, for 1,000,000 shares of IAS Communications, Inc. has been successfully negotiated subject to a 30 day due diligence time frame. The due diligence period has been extended to May 1, 2002.

Imaging Technologies, Inc. owns 100% interest in Sovo Computer Center ("SOVO") http://www.sovo.net, a 20-year-old computer service and supply company located and doing business in Greater Vancouver, B.C., Canada. SOVO has developed into a leading supplier of computer hardware and software solutions to the business community and government institutions. SOVO is an authorized dealer of Xerox, AST, Novell, Hewlett Packard, Compaq, Cisco, Seanix, Microsoft, Toshiba, Supercom, IBM and several other companies in the computer business.

Imaging Technologies, Inc. also plans to be involved in the wireless broadband technology through its recent acquisition of Airstream Communications, Ltd., a private company incorporated nationally that is in its initial stages of offering high speed internet services to end users that are not currently serviced by other broadband mediums such as ADSL or cable.

On December 10, 2001, we announced the appointment of Benjamin A. Culver as our Vice President of Research & Development for the IAS CTHA antenna. Mr. Culver has over 10 years experience in the electronics industry, five years experience in project management, RF microwave engineering project management and research and development.

Mr. Culver has previously worked with IAS on the company's CTHA antenna design through a contract with Cadence Design Systems, then the world's largest RF engineering firm. Currently, Mr. Culver, on behalf of one of IAS's customers, is assisting in optimizing the IAS CDMA antenna for a wrist locator unit for locating lost children, pets, automobiles and other valuable merchandise. IAS will receive a royalty payment for every locator unit sold.

Results  of  Operations
-----------------------

Three  months ended October 31, 2001 ("2001") compared to the three months ended
--------------------------------------------------------------------------------
October  31,  2000  ("2000")
----------------------------

The net loss for 2001 was $64,000 compared to $282,000 for 2000. The decrease of $218,000 was due to the decrease in R&D expenses to $17,000 as compared to $116,000 during 2000, a decrease of $99,000.

The decrease was due to the completion of our testing and development of our antennas.

Administrative expenses decreased by $119,000 to $47,000 as compared to $166,000 in 2000. Investor relations activity decreased by $78,000 to nil from $78,000 in 2000 largely as a result of our contract in 2000 with Capital Research Inc., for issuance of shares for financial services valued at $53,000. Professional fees decreased by $15,000 to 29,000 from $44,000 since in fiscal 2000 we incurred costs to file a claim against Integral technologies, Inc. Rent and secretarial decreased by $ 13,000 to $ 5,000 from $ 18,000 in 2000. This is as a result of the completion of the development phase of the antennas, allowing the Company to downsize its operations during 2001. Additional secretarial services of $ 9,000 incurred in 2000 were not required for 2001.

Our net loss per share decreased by $0.01 to $0.01 per share from $0.02 in 2000 as a result of the lower net loss and little change to the outstanding shares.

Liquidity
---------

During 2001 we financed our operations by receiving financial support from companies affiliated with our President in the amount of $28,000. These amounts are unsecured, non-interest bearing and due on demand.

During  2001  we  invested  these  funds  as  follows:

     1. $26,000 of these funds were spent on operating activities as discussed above under Results of Operations.

Our cash position has increased by $2,000 from negative $2,000 to zero and our working capital deficit, as at October 31, 2001, is $1,242,000.

We plan to raise $400,000 (previously announced as $210,000 of which $188,350 raised to date) and issue 2,000,000 units at $0.20 per unit (increased from 600,000 units at $0.35 per unit). We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,803,377 shares may be exercised and options with respect to 885,000 shares may be exercised (1,585,000 at the date of this report). These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. After completing our $400,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

Six  months  ended  October  31,  2001 ("2001") compared to the six months ended
--------------------------------------------------------------------------------
October  31,  2000  ("2000")
----------------------------

During the latter part of 1999 we, through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $3,043 for 2001 as compared to $14,625 for 2000.

The net loss for 2001 was $124,000 compared to $515,000 for 2000. The decrease of $391,000 was due to the decrease in research and development expenses to $46,000 as compared to $174,000 during 2000, a decrease of $128,000. The decrease was due to the completion of our testing and development of our antennas. Administrative expenses decreased by $273,000 to $80,000 as compared to $353,000 in 2000. Investor relations activity decreased by $173,000 to nil from $173,000 in 2000 largely as a result of our contract in 2000 with Capital Research Inc., for issuance of shares for financial services valued at $90,000. Professional fees decreased by $50,000 to $42,000 from $92,000 since in fiscal 2000 we incurred costs to file a claim against Integral technologies, Inc. Rent and secretarial decreased by $30,000 to $11,000 from $41,000 in 2000. This is as a result of the completion of the development phase of the antennas, allowing the Company to downsize its operations during 2001. Additional secretarial services of $19,000 incurred in 2000 were not required for 2001.

Our net loss per share decreased by $0.04 to $0.01 per share from $0.05 in 2000 as a result of the lower net loss and little change to the outstanding shares.

Liquidity
---------

During 2001 we financed our operations by receiving financial support from companies affiliated with our President in the amount of $72,000. These amounts are unsecured, non-interest bearing and due on demand.

During  2001  we  invested  these  funds  as  follows:

     1.   $11,000  of  these  funds  were  spent  on  acquiring  capital assets.
     2. $7,000 of the funds were spent on patent protection costs in various jurisdictions.
     3. $46,000 of these funds were spent on operating activities as discussed above under Results of Operations.

Our cash position has increased by $8,000 from negative $8,000 to nil and our working capital deficit, as at October 31, 2001, is $1,242,000.

We plan to raise $400,000 (previously announced as $210,000 of which $188,350 raised to date) and issue 2,000,000 units at $0.20 per unit (increased from 600,000 units at $0.35 per unit). We may also raise additional funds through the exercise of warrants and stock options, if exercised. Warrants with respect to 1,803,377 shares may be exercised and options with respect to 885,000 shares may be exercised (1,585,000 at the date of this report). These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. After completing our $400,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

PART II   Other Information

Item  1.  Legal Proceedings
-------   ------------------

          On September 26, 2001 we announced that by court order of the U.S. District Court for the Northern District of West Virginia the civil action between IAS against Integral Technologies, Inc. has been dismissed.

          The civil action against Integral Technologies, Inc., NextAntenna.com, Inc., Emergent Technologies Corporation, and Jack Parsons commenced in the U.S. District Court for the Northern District of West Virginia on the 15th day of May 2000 alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

          The basis for the civil action was that IAS is the exclusive commercial sublicensee of certain proprietary antenna technology developed by West Virginia University, including any improvements, modifications or enhancements thereto (the "Technology"). IAS established a joint venture with Emergent Technologies Corporation, exclusive military sublicensee of the Technology, to develop antennas based on the Technology. Integral Technologies, Inc., subsequently acquired Emergent, and announced it was selling antennas to the commercial market through its wholly-owned subsidiary, NextAntennas.com, Inc. Jack Parsons has been the president of Emergent and a director of Integral. IAS believed that the defendants were selling antennas in contravention of their obligations under the sublicense agreements and otherwise, and in violation of IAS' exclusive rights.

Item 2.   Changes  In  Securities
-------   -----------------------

          None.

Item 3.   Defaults  Upon  Senior  Securities
-------   ----------------------------------

          None.

Item 4.   Submissions  Of  Matters  To  A  Vote  Of  Security  Holders
-------   ------------------------------------------------------------

          None.

Item 5.   Other  Information
-------   ------------------

          None.

Item 6.   Exhibits  and  Reports  on  Form  8K
-------   ------------------------------------

          None.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 14, 2001                    IAS Communications, Inc.


                                         By: /s/  John G. Robertson
                                             -----------------------------------
                                             John G. Robertson, President
                                             (Principal Executive Officer)


                                         By: /s/  James Vandeberg
                                             -----------------------------------
                                             James Vandeberg, Chief Operating
                                             Officer and Chief Financial Officer