Form 10QSB
period 2002-01-31
IAS COMMUNICATIONS INC
filed 2002-04-10
CIK 945641

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2002
                     ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File No. 0-21255
                   ----------

                             IAS Communications, Inc.
                      --------------------------------------
                  (Name of Small Business Issuer in its Charter)

Oregon                                                                91-1063549
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                                #120 - 3011 Viking Way
                             Richmond, BC V6V 1W1 Canada
                      --------------------------------------
                     (Address of Principal Executive Offices)

                                   (604) 278-5996
                      --------------------------------------
                              Issuer's Telephone Number

                             #185 - 10751 Shellbridge Way
                                 Richmond, BC V6X 2W8
                      --------------------------------------
            (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   (1)   Yes    X     No        (2)   Yes     X      No
              -----      -----             -----        -----

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                   Not applicable

                      (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                   March 17, 2002

                             Common - 11,600,645 shares

                        DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes          No   X
                                                 -----      -----

INDEX

Part I -  Financial Information

Item 1.   Financial Statements                                              Page
                                                                            ----

          Balance Sheets                                                    F-1

          Statements of Operations                                          F-2

          Statements of Cash Flows                                          F-3

          Schedule of Expenses                                              F-4

          Notes to the Financial Statements                                 F-5

Item 2.   Management's Discussion and Analysis or Plan of Operation         F-12

PART II - Other Information                                                 F-13

SIGNATURES                                                                  F-14

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                           IAS Communications, Inc.
                         (A Development Stage Company)
                         Interim Financial Statements
                               January 31, 2002
                                  (unaudited)

Page F-1

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets


                                                    January 31,     April 30,
                                                       2002           2001
                                                    (unaudited)     (audited)
                                                         $              $

                                     Assets

Current Assets

   Cash                                                     223            -
   Inventory                                             28,615          29,584
   Prepaid expenses and other current assets              4,791          66,186
-------------------------------------------------------------------------------
Total Current Assets                                     33,629          95,770

Property, Plant and Equipment (Note 3)                   26,907          28,637

License and Patent Protection Costs (Note 4)            410,963         422,968
-------------------------------------------------------------------------------
Total Assets                                            471,499         547,375
===============================================================================

                    Liabilities and Stockholders' Deficit

Current Liabilities

   Cheques issued in excess of funds on deposit            -              7,878
   Accounts payable                                     435,726         453,564
   Accrued liabilities (Note 6(d))                       93,292          82,375
   Due to related parties (Note 7)                      725,573         650,089
   Convertible debentures (Note 5)                       25,000          25,000
-------------------------------------------------------------------------------
Total Current Liabilities                             1,279,591       1,218,906
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Preferred Stock       50,000,000 shares authorized;
                       none issued                         -               -

Common Stock (Note 6)

Class "A" voting      - 100,000,000 shares
                        authorized without            4,961,605       4,961,605
                        par value; 11,600,645
                        shares issued and
                        outstanding respectively

                      - paid for but unissued
                        (941,750 and 776,750 shares     188,350         155,350
                        respectively)

Class "B" non-voting  - 100,000,000 shares
                         authorized without                -               -
                         par value; none issued

Deficit Accumulated During the Development Stage     (5,958,047)     (5,788,486)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                            (808,092)       (671,531)
-------------------------------------------------------------------------------
Total Stockholders' Deficit and Liabilities             471,499        547,375
===============================================================================

  (The accompanying notes are an integral part of these financial statements)

Page F-2

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

                                          Accumulated from
                                          December 13, 1994       Three months ended                 Nine months ended
                                         (Date of Inception)           January 31,                       January 31,
                                         to January 31, 2002      2002             2001             2002             2001
                                                   $                $                $                $                $
Revenue                                      61,453               51            3,550            3,094           18,175
Cost of Sales                                28,787             -                 556            1,392            3,198
-----------------------------------------------------------------------------------------------------------------------
Gross Profit                                 32,666               51            2,994            1,702           14,977
-----------------------------------------------------------------------------------------------------------------------

Expenses (Schedule)

General and Administration                3,224,674           31,342          101,568          111,023          454,690
Selling and Marketing                        62,972             -                -                -                -
Research and Development                  2,703,069           14,465           74,745           60,240          248,343
-----------------------------------------------------------------------------------------------------------------------

                                          5,990,713           45,807          176,313          171,263          703,033
-----------------------------------------------------------------------------------------------------------------------

Net Loss                                 (5,958,047)         (45,756)        (173,319)        (169,561)        (688,056)
=======================================================================================================================

Net Loss Per Share                                              (.01)            (.02)            (.01)            (.06)
=======================================================================================================================

Weighted Average Shares Outstanding                       11,601,000       11,440,000       11,601,000       11,457,000
=======================================================================================================================

  (The accompanying notes are an integral part of these financial statements)

Page F-3

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)


                                                            Nine months ended
                                                               January 31,
                                                            2002         2001
                                                         (unaudited)   (audited)
                                                              $            $
Cash Flows to Operating Activities

   Net loss                                               (169,561)    (688,056)

Adjustments to reconcile net loss to cash
   Depreciation and amortization                            31,435       30,669
   Shares issued/to be issued for services                    -          56,952

Change in non-cash working capital items
   Decrease in prepaid expenses and other
     current assets                                         61,395      128,089
   Decrease (increase) in inventory                            969       (5,969)
   Increase (decrease) in accounts payable
     and accrued liabilities                                (6,921)      54,640
-------------------------------------------------------------------------------
Net Cash Used in Operating Activities                      (82,683)    (423,675)
-------------------------------------------------------------------------------

Cash Flows to Investing Activities
   Increase in capital assets                              (10,460)      (4,068)
   Increase in patent protection costs                      (7,240)     (61,847)
-------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (17,700)     (65,915)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Increase in subscriptions for common shares              33,000      155,350
   Advances from related parties                            75,484      341,300
-------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                  108,484      496,650
-------------------------------------------------------------------------------

Increase in Cash                                             8,101        7,060

Cash (Deficiency) - Beginning of Period                     (7,878)     (18,446)
-------------------------------------------------------------------------------
Cash (Deficiency) - End of Period                              223      (11,386)
===============================================================================

Non-Cash Financing Activities

Shares issued to settle debt                                  -         211,781
Shares issued for convertible debentures
  and accrued interest converted                              -          10,875
-------------------------------------------------------------------------------

                                                              -         222,656
===============================================================================

Supplemental disclosures:
   Interest paid with cash                                    -           2,187
   Income tax paid with cash                                  -            -


  (The accompanying notes are an integral part of these financial statements)

Page F-4

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses
(unaudited)

                                          Accumulated from
                                          December 13, 1994       Three months ended                 Nine months ended
                                         (Date of Inception)           January 31,                       January 31,
                                         to January 31, 2002      2002             2001             2002             2001
                                                   $                $                $                $                $
Expenses

  General and Administration

    Bank charges                              7,568              267              498              844            1,685
    Business plan                            55,429             -                -                -                -
    Debenture financing fees                 49,199             -                -                -                -
    Depreciation                             15,812            1,304            1,238            3,914            3,564
    Foreign exchange                          1,738              335            6,020              135            7,193
    Interest on convertible debentures       45,334            1,422              547            2,516            1,749
    Investor relations - publications       383,127             -               1,376             -              10,814
    Investor relations - consulting         590,223            4,412            3,501            4,784          166,702
    Management fees                         330,000            7,500            7,500           22,500           22,500
    Office, postage and courier             168,156              597            1,925            5,765           13,987
    Premium on cash redemption of
      convertible debentures                 29,790             -                -                -                -
    Professional fees                       906,091            6,334           62,020           48,377          153,944
    Rent and secretarial                    333,701            6,650           15,161           17,300           56,263
    Telephone and utilities                  99,328            1,764           (2,008)           3,787            1,221
    Transfer agent and regulatory            76,355              368              421              712           10,405
    Travel and promotion                    149,315              389            3,608              389            4,902
    Less interest income                    (16,494)            -                (239)            -                (239)
-----------------------------------------------------------------------------------------------------------------------
                                          3,224,672           31,342          101,568          111,023          454,690
-----------------------------------------------------------------------------------------------------------------------

Selling and Marketing

   Advertising                               62,972             -               -                -                 -
-----------------------------------------------------------------------------------------------------------------------

Research and Development

   Royalty                                   23,500            3,000             750            4,500             2,250
   Consulting                               627,913            3,605          62,299           22,406           208,652
   Depreciation and amortization            162,767            7,860           9,112           27,520            27,105
   Market awareness and development          60,000             -              2,584             -                 -
   Subcontracts                           2,396,388             -               -               5,814            10,336
   Less contributions by a joint
        venture partner                    (363,718)            -               -                -                 -
   Less engineering contributions by
        licensees                          (203,781)            -               -                -                 -
-----------------------------------------------------------------------------------------------------------------------
                                          2,703,069           14,465          74,745           60,240           248,343
-----------------------------------------------------------------------------------------------------------------------
                                          5,990,713           45,807         176,313          171,263           703,033
=======================================================================================================================

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

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $5,958,047 and has a working capital deficit of $1,246,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors and affiliates.

     The Company plans to raise $400,000 ($188,350 raised to date) and issue 2,000,000 units at $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. These warrants and options are currently not in-the-money and are unlikely to be currently exercised.

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements


3.   Property, Plant and Equipment

                                                                        January 31,     April 30,
                                                                               2002          2001
                                                           Accumulated     Net Book      Net Book
                                                 Cost     Amortization        Value         Value
                                                                        (unaudited)     (audited)
                                                    $                $            $             $
     Computer and office equipment            22,356         15,408          6,948         10,302
     Research and development equipment       73,532         55,882         17,650         15,465
     Vehicle                                   3,739          1,430          2,309          2,870
     --------------------------------------------------------------------------------------------
                                              99,627         72,720         26,907         28,637
     ============================================================================================

     Depreciation per class of capital asset:

     Computer and office equipment                                           3,354          4,314
     Research and development equipment                                      8,275         12,557
     Vehicle                                                                   561            497

4.   License and Patent Protection Costs

                                                                        January 31,     April 30,
                                                                               2002          2001
                                                           Accumulated     Net Book      Net Book
                                                 Cost     Amortization        Value         Value
                                                                        (unaudited)     (audited)
                                                    $                $            $             $
     Licence                                 250,001         63,542        186,459        195,834
     Patent protection costs (Note 9(c))     266,822         42,318        224,504        227,134
     --------------------------------------------------------------------------------------------
                                             516,823        105,860        410,963        422,968
     ============================================================================================


     Amortization per class of intangible asset:

     Licence                                                                 9,375         12,500
     Patent protection costs                                                 9,870         11,249

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements


6.   Common Stock (continued)

     (a)  Stock Option Plan (continued)

          The weighted average number of shares under option and option price for the nine month period ended January 31, 2002 is as follows:

                                                                      Weighted
                                                        Weighted       Average
                                        Shares           Average     Remaining
                                         Under            Option      Life of
                                        Option            Price       Options
                                           #                $         (Months)

          Beginning of period           885,000          .25
          Granted                     1,300,000          .20
          Exercised                        -             -
          Cancelled                    (600,000)         .25
          Lapsed                       (310,000)         .25
                                      ---------
          End of period               1,275,000          .20             54
                                      =========          ===             ==

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the nine months ended January 31, 2002 would have been as follows:

                                                             2002         2001
                                                              $            $
                  Net loss
                     As reported                          (169,561)    (668,056)
                     Pro forma                            (171,991)    (729,171)

                  Basic net loss per share
                     As reported                              (.01)        (.06)
                     Pro forma                                (.01)        (.06)

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

     (c)  Warrants outstanding

          (i) 617,600 warrants, pursuant to a private placement and foreign units offering, are exercisable at $2.25 per share with the expiry date extended to January 1, 2002. These warrants have expired.

          (ii) During fiscal 1999 the Company issued 200,000 units at $1.00 per unit for proceeds of $200,000. Each unit contained one share and one warrant to acquire one additional share at $1.50 per share expiring April 8, 2000. A total of 13,125 warrants were exercised during fiscal 2000 for proceeds of $19,687. The remaining warrants expiry date was extended to April 9, 2002. The units offering was increased and the price reduced to $0.50 per unit during fiscal 2000. A total of 968,902 units were issued for proceeds of $484,451. Each unit contained one share and one warrant to acquire one additional share at $1.00 per share. The remaining warrants expiry date was extended to April 1, 2002. These warrants have expired.

          (iii) 30,000 warrants are exercisable at $2.85 per share and the expiry date was extended to January 13, 2002. These warrants have expired.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements


6.   Common Stock (continued)

     (d)  Other stock commitment

          The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 has been accrued as at January 31, 2002.


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

     The Company's head office is in Richmond, BC, Canada. The head office does not conduct any business specifically related to research and development. Its sole purpose is to provide administration, investor relations services and services relating to being a public company. Included in general and administrative expenses and net loss is $111,023 (2001 - $454,690) relating to such activities. The net loss relating to research and development activities in the United States amounted to $60,240 (2001 - $248,343).

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Forward Looking Statements
--------------------------

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

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totalling $5,958,047 and we have a working capital deficit of $1,246,000 as at January 31, 2002. The above factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing financial support from the majority of our creditors and affiliates.

The Company plans to raise $400,000 ($188,350 raised to date) and issue 2,000,000 units at a price of $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. The common stock offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure is not offer to sell securities and is not a solicitation of an offer to buy securities. We anticipate that sales will be made only to accredited investors or to persons that are not U.S. residents. No money or other consideration is being solicited or will be accepted by way of this disclosure. The common stock offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and will be offered and sold pursuant to exemptions from registration.

We will continue to require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

We may also raise significant additional capital through the exercise of warrants and stock options, if exercised.

Progress Report from August 1, 2001 to March 17, 2002
-----------------------------------------------------

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

Results of Operations
---------------------

Three months ended January 31, 2002 ("2002") compared to the three months ended
-------------------------------------------------------------------------------
January 31, 2001 ("2001")
-------------------------

The net loss for 2002 was $46,000 compared to $173,000 for 2001. The decrease of $127,000 was due to the decrease in R&D expenses to $14,000 as compared to $75,000 during 2001, a decrease of $61,000. The decrease was due to the prior completion of our testing and development of our antennas.

Administrative expenses decreased by $71,000 to $31,000 as compared to $102,000 in 2001. Professional fees decreased by $56,000 to $6,000 from $62,000 since in fiscal 2001 we incurred costs to file a claim against Integral technologies, Inc. Rent and secretarial decreased by $8,000 to $7,000 from $15,000 in 2001. This is as a result of the completion of the development phase of the antennas, allowing the Company to downsize its operations during 2001.

Liquidity
---------

During the quarter ended January 31, 2002 we financed our operations by receiving financial support from companies affiliated with our President in the amount of $3,000. These amounts are unsecured, non-interest bearing and due on demand. We also received $33,000 for subscriptions for common shares.

During the quarter ended January 31, 2002 we spent $36,000 of these funds on operating activities as discussed above under Results of Operations.

Our cash position did not change and our working capital deficit, as at January 31, 2002, is $1,246,000.

Nine months ended January 31, 2002 ("2002") compared to the nine months ended
-----------------------------------------------------------------------------
January 31, 2001 ("2001")
-------------------------

During the latter part of 1999 we, through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $3,000 for 2002 as compared to $18,000 for 2001.

The net loss for 2002 was $170,000 compared to $688,000 for 2001. The decrease of $518,000 was due to the decrease in research and development expenses to $60,000 as compared to $248,000 during 2001, a decrease of $188,000. The decrease was due to the prior completion of our testing and development of our antennas. Administrative expenses decreased by $344,000 to $111,000 as compared to $455,000 in 2001. Investor relations activity decreased by $173,000 to $5,000 from $178,000 in 2001 largely as a result of our contract in 2001 with Capital Research Inc., for issuance of shares for financial services valued at $143,000. Professional fees decreased by $106,000 to $48,000 from $154,000 since in fiscal 2001 we incurred costs to file a claim against Integral technologies, Inc. Rent and secretarial decreased by $39,000 to $17,000 from $56,000 in 2001. This is as a result of the completion of the development phase of the antennas, allowing the Company to downsize its operations during 2001. Additional secretarial services of $19,000 incurred in 2001 were not required for 2002.

Our net loss per share decreased by $0.05 to $0.01 per share from $0.06 in 2001 as a result of the lower net loss and little change to the outstanding shares.

Liquidity
---------

During 2002 we financed our operations by receiving financial support from companies affiliated with our President in the amount of $75,000. These amounts are unsecured, non-interest bearing and due on demand. We also received $33,000 for subscriptions for common shares.

We invested these funds as follows:

   1.   $11,000 of these funds were spent on acquiring capital assets.
   2. $7,000 of the funds were spent on patent protection costs in various jurisdictions.
   3. $83,000 of these funds were spent on operating activities as discussed above under Results of Operations.

Our cash position has increased by $8,000 from negative $8,000 to nil and our working capital deficit, as at January 31, 2002, is $1,246,000.

We plan to raise $400,000 and issue 2,000,000 units at $0.20 per unit. We may also raise additional funds through the exercise of warrants and stock options, if exercised. These warrants and options are currently not-in-the-money and are unlikely to be currently exercised. After completing our $400,000 offering, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

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

Item 2.   Changes In Securities
-------   ----------------------

          None.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None.

Item 4.   Submissions Of Matters To A Vote Of Security Holders
-------   ----------------------------------------------------

          None.

Item 5.   Other Information
-------   -----------------

          None.

Item 6.   Exhibits and Reports on Form 8K
-------   -------------------------------

          None.

                                      Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 9, 2002                  IAS Communications, Inc.


                                By:   /s/ John G. Robertson
                                      -------------------------------
                                      John G. Robertson, President
                                      (Principal Executive Officer)


                                By:   /s/ James Vandeberg
                                      -------------------------------
                                      James Vandeberg, Chief Operating Officer
                                      and Chief Financial Officer