Form 10KSB
period 2002-04-30
IAS COMMUNICATIONS INC
filed 2002-09-17
CIK 945641

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                          _______________________________

                                     FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES ACT OF 1934

                       For the Fiscal Year Ended April 30, 2002

                              COMMISSION FILE NO. 0-21255


                                IAS COMMUNICATIONS, INC.
                              ----------------------------
           (Name of small business issuer as specified in its charter)

          OREGON                                            91-1063549
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                               1103 - 11871 HORSESHOE WAY
                       RICHMOND, BRITISH COLUMBIA V7A 5H5, CANADA
                     --------------------------------------------------
 (Address, including postal code, of registrant's principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ]  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $3,134

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2002, computed by reference to the price at which the stock was sold on that date: $116,094.

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2002 and July 31, 2002 was 11,600,645.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X).

                               IAS COMMUNICATIONS, INC.

                                     FORM 10-KSB

                                  TABLE OF CONTENTS


PART I                                                                         4
    ITEM 1. DESCRIPTION OF BUSINESS                                            4
            BUSINESS DEVELOPMENT                                               4
            INDUSTRY BACKGROUND                                                4
            THE PRODUCT                                                        4
            COMPETITION                                                        5
            RAW MATERIALS AND PRINCIPAL SUPPLIERS                              5
            RISK FACTORS                                                       5
            PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS,
              ROYALTY AGREEMENTS, LABOR CONTRACTS, INCLUDING DURATION          8
            GOVERNMENTAL REGULATIONS                                          10
            DEPENDENCE ON CERTAIN CUSTOMERS                                   10
            RESEARCH AND DEVELOPMENT                                          10
            COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS           11
            NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES       11
    ITEM 2. DESCRIPTION OF PROPERTY                                           11
    ITEM 3. LEGAL PROCEEDINGS                                                 11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12
PART II   12
    ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          12
            DIVIDEND POLICY                                                   13
            RECENT SALES OF UNREGISTERED SECURITIES                           13
    ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       13
            PLAN OF OPERATIONS                                                13
            LIQUIDITY AND CAPITAL RESOURCES                                   14
    ITEM 7: FINANCIAL STATEMENTS                                              15
    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                        15
PART III   15
    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               15
    ITEM 10. EXECUTIVE COMPENSATION                                           17
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   18
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   20
    ITEM 13(b). REPORTS ON FORM 8-K.                                          22
SIGNATURES                                                                    23

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

IAS Communications, Inc. (referred to herein as "us, we, our") is a development stage company incorporated in the state of Oregon in 1994. Our principal business operations are conducted in Indiana and B.C. Canada. We are engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, (the "CTHA"), for wireless communications markets. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. We have been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna. Emergent Technologies Corporation ("ETC") has the sublicense for military and governmental applications for the CTHA technology.

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

APPLICATIONS

There are many applications that have been requested by several interested parties. The small size and especially low profile make it well suited to both commercial and military applications that would benefit from an inconspicuous antenna package. These would include both land, air and sea vehicles.

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

Developmental Stage Company. We were incorporated on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $1,392,674. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

Control by Current Insiders. Approximately 6,000,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 52% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

Intellectual Property/Patent Litigation. Although the CTHA is the subject of three patents (the "CTHA Patents"), we do not own any of them. We are the sub-licensee of the owner of two of the three CTHA Patents. We were a named party in a patent infringement lawsuit in the United States District Court for the Northern District of West Virginia which has been stayed pending potential appeal.

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

The business purpose of TEAM was to cooperate in the research and development of certain applications for the CTHA and to assemble and manufacture certain products relating thereto. IAS was to buy product from TEAM at cost to manufacture plus 30% for all commercial applications and ETC was to buy product from TEAM at cost to manufacture plus 30% for all military applications. ETC acquired the worldwide sublicense from ICI for all military and governmental applications on January 2, 1997. TEAM is currently inactive.

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

Wherify completed the testing of the sample antennas and provided us with written confirmation that one of the sample antennas was accepted and the second GPS antenna was not suitable to Wherify. Wherify has not ordered any antennas from us to date.

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

Wherify was unable to produce and/or resell the minimum number of antennas as setout in the First Amending License Agreement. The parties further amended the license agreement on March 15, 2001 (the "Second Amending License Agreement"), whereby we granted an extension for commencement of commercial production of the and restructure the minimum royalty payment structure based on Wherify's best estimate as to commencement of commercial production of the Antennas by August 2001. Wherify has not ordered the minimum number of antennas pursuant to our agreement.

On December 10, 2001, we announced that Benjamin A. Culver was appointed as our Vice President of Research & Development for the IAS CTHA antenna. However, this agreement has been cancelled.

GOVERNMENTAL REGULATIONS

We believe there are no existing governmental guidelines for the antennas currently being developed by us.

No governmental approval is necessary for the antenna other than meeting certain frequency guidelines for the end users. The end user is required to meet certain government specification for several wireless applications.

DEPENDENCE ON CERTAIN CUSTOMERS

Our due to the lack of capital, we are not able to manufacture and sell our products. Accordingly, at this time, we are not dependent upon certain customers.

RESEARCH AND DEVELOPMENT

We spent approximately $332,000 on research and development over the past two years. Additional research and development of both a scientific and practical nature is required to complete the commercialization of the CTHA. Due to the lack of funds, no further research and development expenditures are contemplated.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

In addition to our Officers, we currently employ no full-time employees and utilize part-time employees as required.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at #1103-11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, and the telephone number is (604) 278-5996. We lease, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from SMR Investments. The monthly rent is $500.00.

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

On May 16, 2000 we filed suit in the United States District Court for Northern District of West Virginia against Integral Technologies, Inc., Next Antennas.Com, Inc., Emergent Technologies Corporation and Jack Parsons (collectively, "the Defendants"), alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty. On September 26, 2001, we announced that by court order of the US District Court the Northern District of West Virginia, the civil action between IAS and Integral has been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the OTC Bulletin Board under the symbol "IASCA" where it has traded since April 16, 1996. Our Common Stock has traded at between $0.021 and $4.62 per share since April 16, 1996.

The following table sets forth the high and low prices for the Company's Common Stock, as reported by Nasdaq Trading & Market Services for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.


                                       Bid Price             Asked Price
                                    High $     Low $      High $     Low $
Quarter Ended July 31, 2000        1.5625      .65       1.625       .75
Quarter Ended October 31, 2000      .90625     .34375     .97        .41875
Quarter Ended January 31, 2001      .95        .25       1.03125     .3125
Quarter Ended April 30, 2001        .34375     .2         .53125     .21

Quarter Ended July 31, 2001         .26        .15        .27        .16
Quarter Ended October 31, 2001      .15        .08        .18        .08
Quarter Ended January 31, 2002      .345       .1         .35        .11
Quarter Ended April 30, 2002        .11        .02        .15        .04
Quarter Ended July 31, 2002         .055       .025        .07       .04

As of August 30, 2002, there were 11,600,645 shares of Common Stock outstanding, held by 121 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities. See the Balance Sheet and Note 1 to our audited financial statements for the fiscal year ended April 30, 2002 for more information on recent sales of unregistered securities.

During the fiscal year ended April 30, 2002, there were no shares issued in connection with the exercise of warrants or stock options.

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

We are a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein "CTHA", for wireless communications markets. The CTHA, developed in conjunction with researchers at West Virginia University, is reported to be a technologically advanced antenna design that can be incorporated into a wide variety of telecommunications applications. We have been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. We also require a qualified antenna expert to be able to continue the development of the CTHA.

As a development stage company, we devote most of our activities to establishing this new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,540,807 and we have a working capital deficit of $1,392,674 which includes a negative cash balance of $6,771. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing and develop additional markets for our products, identify additional licensees, and receive ongoing support from the majority of our creditors.

Pursuant to an amended private placement which closed on May 31, 2002, we raised $191,850 and will issue 959,250 units at $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share.

We may also raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,350,000 shares may be exercised for potential proceeds of $270,000. These options are currently not in-the-money and are unlikely to be currently exercised.

Results of Operation for the Year Ended April 30, 2002 ("2002") as compared to the Year Ended April 30, 2001 ("2001")

During the latter part of 2000, through our agreement with Information-Highway.com, Inc., we started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $3,134 for 2002 as compared to $20,000 for 2001. The net loss for 2002 was $752,000 compared to $755,000 for 2001.

There was a decrease in gross profit to $1,700 during 2002 as compared to $16,700 during 2001, a drop of $15,000 due to our reduced sales. Administrative expenses decreased by $275,600. Professional fees decreased by $104,000. Travel and promotion decreased by $5,000 to $400. Rent and secretarial decreased by $50,000 to $20,500 from $70,600 in 2001 due to reduced secretarial requirements. Investor relations activity decreased by $125,000 to $54,000 from $179,000 in 2001. Assets totaling $455,957 were written off in 2002.

Our net loss per share remained at $0.07 per share as a result of a slightly lower net loss for the year and no change in outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

During 2002 we financed our operations and received $168,000 by:

(i) receiving financial support from companies affiliated with our President in the amount of $135,000. These amounts are unsecured, non-interest bearing and due on demand.
(ii)   receiving share subscriptions in the amount of $33,000.

During 2002 we invested these funds as follows:

(i)     $10,000 of these funds was spent on acquiring capital assets.
(ii) $7,000 of these funds was spent on patent protection costs in various jurisdictions.
(iii) $149,000 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2002 as compared to the year ended April 30, 2001.

Our cash position has increased by $1,000 to negative $7,000 and our working capital deficit, as at April 30, 2002, is $1,393,000.

ITEM 7: FINANCIAL STATEMENTS

Our consolidated financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

Name                 Age    Position

John G. Robertson     61    Principal Executive Officer, President, Chairman of
                            the Board and Member of the Board of Directors
Jennifer Lorette      30    Secretary, Treasurer and Member of the Board of
                            Directors
James Vandeberg       58    Chief Operating Officer, Chief Financial Officer and
                            Member of the Board of Directors
Patrick Badgley       58    Vice President, Operations

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

rights to the Rand Cam (TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the PinkSheets, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas exploration. He is also President of LinuxWizardry Systems, Inc., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

James L. Vandeberg - Chief Operating Officer, Chief Financial Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999. Mr. Vandeberg is a partner in the Seattle, Washington law firm of Ogden Murphy Wallace. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of REGI U.S., Incan Oregon corporation traded on the OTC bulletin board since November 1999. Mr. Vandeberg is also a director of LinuxWizardry Systems, Inc., which is traded on the OTC bulletin board. Mr. Vandeberg is also a director of Cyber Merchants Exchange, Inc. since May 2001. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New

York University School of Law in 1969, where he was a Root-Tilden Scholar.

Jennifer Lorette - Secretary/Treasurer and a Member of the Board of Directors

Ms. Lorette is a founder, and has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company since February 1995. Since June 1994 Ms. Lorette has been Vice President and director of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. Since April 1994 she has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the Canadian Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded on the PinkSheets, and its predecessor. Since June 1994 Ms. Lorette has also been Vice President and Secretary of LinuxWixardry Stystems, Inc. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a public company trading on the Canadian Venture Exchange involved in gold, diamond, and oil and gas exploration. She also became a director in February 2001.

Patrick Badgley - Vice President, Operations

Mr. Badgley is a founder of the Company. Since February 1994, Mr. Badgley has been a Vice President of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. Since July 1993 he has been a Director of Reg Technologies

Inc., a British Columbia corporation listed on the Canadian Venture Exchange. REGI U.S. is ultimately controlled by Reg Technologies Inc. From November 1986 to February 1994, Mr. Badgley was the Director of Research and Development for Adiabatics, Inc., an Indiana corporation, which was engaged in the business of advanced engine concepts. Mr. Badgley holds a Bachelor of Mechanical Engineering degree from the Ohio State University, Columbus, Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than James Vandeberg, and Patrick Badgley, who furnished no Forms to us during the year, no officer, director or beneficial owner of more than ten percent of our Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson was previously granted 350,000 options which have been cancelled and replaced with options to purchase 1,000,000 shares of common stock at $0.20 share and which expire on November 20, 2006.

-----------------------------------------------------------------------------------------------------------------------------------
Name and Principal    Year                     Annual Compensation                          Long-Term Compensation
Position
                         ----------------------------------------------------------------------------------------------------------
                                                                                       Awards                    Payouts
                         ----------------------------------------------------------------------------------------------------------
                                                                                               Securities
                          Salary           Bonus       Other Annual       Restricted Stock     Underlying     LTIP(2)  All Other
                            ($)             ($)        Compensation          Award(s)           Options/      Payout  Compensation
                                                            ($)                 (#)             SARs (#)        ($)       ($)
-----------------------------------------------------------------------------------------------------------------------------------
John G. Robertson,   2002   Nil            Nil           48,000 (3)        Nil                1,000,000         Nil      Nil
President and CEO    2001   Nil            Nil           48,000 (3)        Nil                Nil               Nil      Nil
                     2000   Nil            Nil           48,000 (3)        Nil                Nil               Nil      Nil
-----------------------------------------------------------------------------------------------------------------------------------

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

150,000 options granted to Mr. Robertson expired on December 31, 2001. The 200,000 options granted to Mr. Robertson during fiscal year 1999, were cancelled. On November 20, 2001, Mr. Robertson was granted a new stock option for 1,000,000 common shares at a price of $0.20 per share expiring November 20, 2006.

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 2002, and stock options held at year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

--------------------------------------------------------------------------------------------------------------------
                                                                               Number of
                                                                              Unexercised           Value of
                                                                               Options at         Unexercised
                                                                                Year End     Options at Year End (1)
                                 Shares Acquired                              Exercisable /      Exercisable /
       Name                      On Exercise (#)    Value realized ($)        Unexercisable      Unexercisable

--------------------------------------------------------------------------------------------------------------------
John G. Robertson                        -0-              -0-                   1,000,000               -0-
--------------------------------------------------------------------------------------------------------------------


(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.021 per share for our Common Stock on April 30, 2002, and the exercise price of each option ($0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2002, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

                                                                  Percentage of
                                             Class A Shares       Class A Shares
    Name                                         Owned                Owned

John G. Robertson, President and                4,313,675              37.2%
member of the Board of Directors(1)(2)
Dr. James Smith [3]  **                         2,712,680              23.4%
Access Information Services, Inc.[4]            3,269,375              28.2%
Robertson Family Trust [5]                      3,269,375              28.2%
Jennifer Lorette Secretary/Treasurer[1][7]        146,000               1.3%
James L. Vandeberg [1][6], Chief                  100,000               *
 Operating Officer, Chief Financial                   nil               nil
 Officer and Member of the Board of
 Directors

Patrick Badgley,[1][8] Vice President,
 Operations

ALL EXECUTIVE OFFICERS & DIRECTORS              4,559,675              40.17%
AS A GROUP (FOUR INDIVIDUALS)(7)

*  Less than one percent

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] These individuals are our Executive Officers and Directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2] Includes 3,000,000 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 269,875 shares held by Access Information Services Inc., and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3] Dr. Smith's address is Route 4, Box E36, Bruceton Mills, WV 26525. ** This information provided by the Company's transfer agent, The Nevada.Agency and Trust Co.

[4] Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[5] Includes 3,000,000 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[6] Includes 100,000 options that are currently exercisable. Mr. Vandeberg's address is Ogden Murphy Wallace, P.L.L.C., 1601 Fifth Avenue, Suite 2100, Seattle, Washington 98101-1686.

[7] Includes 100,000 options that are currently exercisable. Ms. Lorette's address is the same as our address.

[8] Mr. Badgely's address is 2815 Franklin Drive, Columbus, Indiana, 47201.

[9] Includes 3,000,000 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

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

ITEM 13(a). EXHIBITS.

Number      Description

 3.1        Articles of Incorporation                                        (1)
 3.2        Article of Amendment                                             (1)
 3.3        By-Laws                                                          (1)
 4.1        Specimen Share Certificate for Class A Shares                    (1)
 4.2        Specimen Share Certificate for Class B Shares                    (1)
 4.3        Specimen Warrant                                                 (2)
99.1        Marketing Agreement between IAS and
            Information Highway.com, Inc.                                    (3)
99.2        Professional Service Agreement between IAS and
            Cadence Design Systems, Inc.                                     (3)
99.3        Consulting Agreement between IAS and
            Capital Research Group Inc.                                      (3)
99.4        License Agreement between IAS and World
            Tracking Technologies, Inc.                                      (3)
99.5        Amendment to License Agreement between IAS
            and World Tracking Technologies, Inc.                            (3)
10.6        License Agreement between IAS and ARINC Incorporated             (3)
10.7        Renewal Lease Agreement for Kokomo, Indiana Facilities           (3)
10.8        Amendment No.2 to License Agreement between IAS
            and Wherify Wireless, Inc. (formerly "World Tracking
            Technologies, Inc.")                                             (4)
99.1        Consent of Manning Elliott
99.2        Certification of John Robertson, Chief Executive Officer,
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of Sarbanes - Oxley Act of 2002
99.3        Certificate of James Vandeberg, Chief Financial Officer
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of Sarbanes - Oxley Act of 2002
____________


(1) Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2) Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3) Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4) Incorporated by reference from Form 10-KSB for Fiscal Year 2001.


ITEM 13(b). REPORTS ON FORM 8-K.
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS COMMUNICATIONS, INC.

By: /s/ John G. Robertson
-----------------------------
John G. Robertson, President
Chief Executive Officer and Director

Dated: September 16, 2001

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of September 16, 2001.

Signature                    Title                                       Date
---------                    -----                                       -----

/s/ John G. Robertson        Chairman of the Board, President,           9/16/01
---------------------
(John G. Robertson)          Chief Executive Officer and Director


/s/James Vandeberg           Chief Operating Officer and                 9/16/01
---------------------
(James Vandeberg)            Chief Financial Officer and Director


/s/ Jennifer Lorette         Secretary and Director                      9/16/01
---------------------
(Jennifer Lorette)

Item 7:   Financial Statements
------------------------------

Independent Auditor's Report

Balance Sheets as of April 30, 2002 and 2001

Statements of Operations accumulated from December 13, 1994 (Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001

Statements of Cash Flows accumulated from December 13, 1994 (Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001

Statement of Shareholders' Equity accumulated from December 13, 1994 (Inception) to April 30, 2002

Notes to the Financial Statements

                          IAS Communications, Inc.

                       (A Development Stage Company)

                            Financial Statements

                            For the Years Ended

                          April 30, 2002 and 2001

M A N N I N G  E L L I O T T                 11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

C H A R T E R E D  A C C O U N T A N T S     Phone: 604.714.3600  Fax: 604.714.3669  Web: manningelliott.com





                     Independent Auditors' Report
                     ----------------------------


To the Stockholders and Board of Directors of IAS Communications, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of IAS Communications, Inc. (a Development Stage Company) as of April 30, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from December 13, 1994 (inception) to April 30, 2002 and the years ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2002 and 2001 and the results of its operations and its cash flows for the period from December 13, 1994 (inception) to April 30, 2002 and the years ended April 30, 2002 and 2001 in conformity with generally accepted accounting principles in the United States.

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




CHARTERED ACCOUNTANTS

Vancouver, Canada

September 12, 2002

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
April 30, 2002 and 2001


                                                            2002         2001
                                                              $            $

                                     Assets

Current Assets

   Inventory                                                  -          29,584
   Prepaid expenses and other current assets                 3,541       66,186
-------------------------------------------------------------------------------
                                                             3,541       95,770

Property, Plant and Equipment (Note 3)                       1,822       28,637

License and Patent Protection Costs (Note 4)                  -         422,968
-------------------------------------------------------------------------------
                                                             5,363      547,375
===============================================================================

                     Liabilities and Stockholders' Deficit

Current Liabilities

   Cheques issued in excess of funds on deposit              6,771        7,878
   Accounts payable                                        485,700      453,564
   Accrued liabilities (Note 6(c))                          93,839       82,375
   Due to related parties (Note 7)                         781,405      650,089
   Convertible debentures (Note 5)                          25,000       25,000
-------------------------------------------------------------------------------
                                                         1,392,715    1,218,906
-------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 8)

Stockholders' Deficit

Preferred Stock  50,000,000 shares authorized;
   none issued                                                -            -

Common Stock (Note 6)

Class "A" voting     - 100,000,000 shares                4,961,605    4,961,605
                       authorized without
                       par value; 11,600,645
                       shares issued and
                       outstanding

                     - paid for but unissued               191,850      155,350
                       (959,250 shares)

Class "B" non-voting - 100,000,000 shares                     -            -
                       authorized without
                       par value; none issued

Deficit Accumulated During the Development Stage        (6,540,807)  (5,788,486)
-------------------------------------------------------------------------------
                                                        (1,387,352)    (671,531)
-------------------------------------------------------------------------------
                                                             5,363      547,375
===============================================================================


The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from December 13, 1994 (Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001


                                                   Accumulated from
                                                   December 13, 1994
                                                  (Date of Inception)
                                                   to April 30, 2002         2002                2001
                                                           $                   $                   $
Revenue                                                61,493                 3,134               20,269

Cost of Sales                                          28,787                 1,392                3,599
--------------------------------------------------------------------------------------------------------
Gross Profit                                           32,706                 1,742               16,670
--------------------------------------------------------------------------------------------------------

Expenses (Schedule)

General and Administration                          3,344,113               230,464              506,084
Selling and Marketing                                  62,972                  -                   1,692
Research and Development                            2,710,471                67,642              264,300
Assets written down                                   455,957               455,957                 -
--------------------------------------------------------------------------------------------------------
                                                    6,573,513               754,063              772,076
--------------------------------------------------------------------------------------------------------
Net Loss                                            6,540,807               752,321              755,406
========================================================================================================

Net Loss Per Share                                                            (0.07)               (0.07)
========================================================================================================

Weighted Average Shares Outstanding                                      11,600,645           11,493,000
========================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from December 13, 1994 (Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001




                                                   Accumulated from
                                                   December 13, 1994
                                                  (Date of Inception)
                                                   to April 30, 2002         2002                2001
                                                           $                   $                   $
Cash Flows to Operating Activities



Net loss                                           (6,540,807)             (752,321)            (755,406)

   Adjustments to reconcile net loss to cash
   Gain on shares cancelled                               (10)                 -                    -
   Depreciation and amortization                      187,286                40,141               41,117
   Shares issued/to be issued for services            556,050                  -                  56,952
   Shares issued for convertible debenture
     interest                                          18,786                  -                    -
   Write-down of inventory                             28,615                28,615                 -
   Write-down of capital assets                        22,794                22,794                 -
   Write-down of license and patent protection
     costs                                            404,548               404,548                 -

Change in non-cash working capital items
   Decrease (increase) in prepaid expenses and
     other current assets                              (3,542)               62,644               87,602
   Increase in inventory                              (28,615)                  969               (6,979)
   Increase in accounts payable and accrued
     liabilities                                      735,243                43,600               67,306
--------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities              (4,619,652)             (149,010)            (509,408)
--------------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities
   Increase in capital assets                         (99,626)              (10,459)              (4,653)
   Increase in licence                               (250,000)                 -                    -
   Increase in patent protection costs               (266,822)               (7,240)             (68,845)
--------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                (616,448)              (17,699)             (73,498)
--------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Increase in subscription for common shares         191,850                36,500              155,350
   Increase in common stock                         3,856,074                  -                    -
   Proceeds from (redemption of) convertible
     debentures                                       400,000                  -                    -
   Advances from related parties                      781,405               131,316              438,124
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities           5,229,329               167,816              593,474
--------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                            (6,771)                1,107               10,568

Cash - Beginning of Period                               -                   (7,878)             (18,446)
--------------------------------------------------------------------------------------------------------
Cash - End of Period                                   (6,771)               (6,771)              (7,878)
========================================================================================================
Non-Cash Financing Activities

Shares issued for property                                  1                  -                    -
Shares issued to an officer donated back
  and cancelled                                           (10)                 -                    -
Shares issued to settle debt                          211,781                  -                 211,781
Shares issued for convertible debentures
  and accrued interest converted                      394,661                  -                  10,875
Shares issued for services                            499,098                  -                    -
--------------------------------------------------------------------------------------------------------
                                                    1,105,531                  -                 222,656
========================================================================================================


Supplemental disclosures:
  Interest paid with cash                                -                     -                   2,187
  Income tax paid with cash                              -                     -                    -


The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to April 30, 2002

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
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to April 30, 2002

                                                                                                 Deficit
                                                                                               Accumulated
                                                                             Common             During the
                                                                              Stock             Development
                                                         Shares              Class "A"             Stage
                                                           #                   $                   $
Carryforward balance - April 30, 1998               9,320,350             3,155,884           (3,241,476)

Shares issued for cash pursuant to:
   options exercised                                    2,000                   500                 -
   a private placement and foreign units
     offering                                          95,000               166,250                 -
   a private placement                                200,000               200,000                 -
   exercise of warrants                                43,000                84,000                 -

Shares issued for services                            132,000               230,640                 -

Shares issued pursuant to conversion of
  convertible debentures including accrued
  interest                                            471,508               345,520                 -

Net loss for the year                                    -                     -              (1,219,435)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 1999                           10,268,858             4,182,794           (4,460,911)

Shares issued for cash pursuant to:
   a private placement                                968,902               484,451                 -
   options exercised                                    2,500                 2,500                 -
   warrants exercised                                  18,125                30,938                 -

Shares issued pursuant to conversion of
  convertible debentures including
  accrued interest                                     62,854                38,266                 -

Net loss for the year                                    -                     -                (572,169)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 2000                           11,321,239             4,738,949           (5,033,080)

Shares issued to settle debt                          267,048               211,781                 -

Shares issued pursuant to conversion
  of convertible debentures including
  accrued interest                                     12,358                10,875                 -

Net loss for the year                                    -                     -                (755,406)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 2001                           11,600,645             4,961,605           (5,788,486)

Net loss for the year                                    -                     -                (752,321)
--------------------------------------------------------------------------------------------------------

Balance - April 30, 2002                           11,600,645             4,961,605           (6,540,807)
========================================================================================================

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Schedules of Expenses
Accumulated from December 13, 1994 (Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001


                                                   Accumulated from
                                                   December 13, 1994
                                                  (Date of Inception)
                                                   to April 30, 2002         2002                2001
                                                           $                   $                   $
Expenses

   General and Administration

   Bad debts                                            1,250                 1,250                 -
   Bank charges                                         7,678                   954                2,168
   Business plan                                       55,429                  -                    -
   Debenture financing fees                            49,199                  -                    -
   Depreciation                                        17,117                 5,219                4,811
   Interest on convertible debentures                  45,881                 3,063                2,295
   Investor relations - publications                  383,127                  -                   1,805
   Investor relations - consulting                    639,723                54,284              177,171
   Management fees                                    337,500                30,000               30,000
   Office, postage and courier                        190,871                26,877               18,532
   Premium on cash redemption of convertible
     debentures                                        29,790                  -                    -
   Professional fees                                  932,501                74,787              178,923
   Rent and secretarial                               336,946                20,545               70,595
   Telephone                                           98,157                 2,616                3,068
   Transfer agent and regulatory                       86,128                10,485               11,597
   Travel and promotion                               149,315                   389                5,358
   Less interest income                               (16,499)                   (5)                (239)
--------------------------------------------------------------------------------------------------------
                                                    3,344,113               230,464              506,084
--------------------------------------------------------------------------------------------------------

Selling and Marketing

   Advertising                                         62,972                  -                   1,692
--------------------------------------------------------------------------------------------------------

Research and Development

   Royalty                                             23,500                 4,500                3,000
   Consulting                                         627,913                22,406              208,844
   Depreciation and amortization                      170,169                34,922               36,306
   Market awareness and development                    60,000                  -                    -
   Subcontracts                                     2,396,388                 5,814               16,150
   Less contributions by a joint venture partner     (363,718)                 -                    -
   Less engineering contributions by licensees       (203,781)                 -                    -
--------------------------------------------------------------------------------------------------------
                                                    2,710,471                67,642              264,300
--------------------------------------------------------------------------------------------------------
Assets written-down

   Write-down of inventory                             28,615                28,615                 -
   Write-down of capital assets                        22,794                22,794                 -
   Write-down of license and patent protection
     costs                                            404,548               404,548                 -
--------------------------------------------------------------------------------------------------------
                                                      455,957               455,957                 -
--------------------------------------------------------------------------------------------------------

                                                    6,573,513               754,063              772,076
========================================================================================================


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

     Pursuant to an amended private placement which closed on May 31, 2002 the Company raised $191,850 and will issue 959,250 units at $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,350,000 shares may be exercised for potential proceeds of $270,000. These options are currently not in-the-money and are unlikely to be currently exercised.

     The Company, after raising the $191,850 in private placement proceeds will require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.


2.   Summary of Significant Accounting Policies

     (a)  Year End

          The fiscal year end is April 30.

     (b)  Research and Development

          Research and development costs are charged to operations in the period in which they are incurred unless criteria for capitalization is met.

     (c)  Property, Plant and Equipment

          Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over an estimated useful life of five years.

     (d)  Long Lived Assets

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

          Loss per share for 2002 and 2001 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

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

          The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

                   Year of Loss             Amount            Year of
                                              $             Expiration

                      1995                  89,000              2010
                      1996                 497,000              2011
                      1997               1,057,000              2012
                      1998               1,096,000              2013
                      1999               1,809,000              2014
                      2000                 525,000              2015
                      2001                 755,000              2016
                      2002                 226,000              2017
                                       -----------
                                         6,054,000
                                       ===========

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

          The components of the net deferred tax asset at the end of April 30, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                            2002        2001
                                                              $           $

          Net Operating Loss                                226,000     755,000

          Statutory Tax Rate                                 34%         34%

          Effective Tax Rate                                   -           -

          Deferred Tax Asset                                 77,000     257,000

          Valuation Allowance                               (77,000)   (257,000)
          ---------------------------------------------------------------------
          Net Deferred Tax Asset                               -           -
          =====================================================================

3.   Property, Plant and Equipment

                                                                                     2002           2001
                                                                 Accumulated       Net Book       Net Book
                                                    Cost        Amortization        Value          Value
                                                     $                $               $              $
     Computer and office equipment                  3,441            1,619           1,822         10,302
     Research and development equipment              -                -               -            15,465
     Vehicle                                         -                -               -             2,870
     ----------------------------------------------------------------------------------------------------
                                                    3,441            1,619           1,822         28,637
     ====================================================================================================
     Depreciation per class of capital asset:

     Computer and office equipment                                                   4,471          4,314
     Research and development equipment                                              9,262         12,557
     Vehicle                                                                           748            497

     The Company had shut down its office in Kokomo, Indiana and capital assets with a carrying value of $22,794 were written-off to operations due to lack of ongoing value to the Company.

4.   License and Patent Protection Costs

                                                                                     2002           2001
                                                                 Accumulated       Net Book       Net Book
                                                    Cost        Amortization        Value          Value
                                                     $                $               $              $
     Licence                                         -                -               -          195,834
     Patent protection costs (Note 8(c))             -                -               -          227,134
     -----------------------------------------------------------------------------------------------------
                                                     -                -               -          422,968
     =====================================================================================================
     Amortization per class of intangible asset:

     Licence                                                                        12,500        12,500
     Patent protection costs                                                        13,160        11,249

     Management evaluated the carrying value of its license and patents and determined that the carrying value of $404,548 be written-off to operations. The determining factors are based on the ability of the Company to commercially exploit he product, lack of profitability projections and future cash flows.

     The Company's sublicence is exclusive, covering any and all international markets but excludes all military and governmental applications and resulting procurement interests. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts will be transferred directly to the Company. The terms of the sublicence agreement are as follows:

     (i) The Company will pay a minimum annual royalty of $3,000 on or before December 31 of each year.
     (ii) The Company will pay an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to April 30, 2002.

     (iii) The Company will pay an earned royalty on sales, leases or sublicenses of the CTHA of 3% of gross revenues. As amended on March 4, 1997, it was agreed to reduce the amount of royalties to be paid by 50% in an amount not to exceed $5,000,000 for up to three years.

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

          The weighted average number of shares under option and option price for the year ended April 30, 2002 is as follows:

                                                           Class "A"           Weighted            Weighted Average
                                                            Common              Average            Remaining Life of
                                                         Shares Under           Option                 Options
                                                           Option #            Price ($)               (Months)
     Beginning of year                                    870,000                .25
     Granted                                            1,300,000                .20
     Exercised                                               -                   -
     Cancelled                                           (670,000)               .25
     Lapsed                                              (150,000)               .25
                                                        ---------
     End of year                                        1,350,000                .20                    54
                                                        =========                ========              =============

          On June 10, 2002, pursuant to an agreement with a business consultant, the Company has granted stock options to the contractor to acquire 1,000,000 Class "A" common shares exercisable at $0.05 per share expiring two years after date of issuance. As at September 10, 2002 500,000 of these options had vested and each month thereafter an additional 55,555 options will vest.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for fiscal 2002 and 2001 would have been as follows:

                                                            2002        2001
                                                              $           $

          Net loss
            As reported                                    (652,847)   (755,406)
            Pro forma                                      (694,710)   (796,582)

          Basic net loss per share
            As reported                                        (.06)       (.07)
            Pro forma                                          (.06)       (.07)

     (b)  Performance Stock Plan

          The Company has allotted 1,000,000 Class "A" Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.

     (c)  Warrants outstanding

          All warrants expired during the year.

     (d)  Other stock commitment

          The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 was accrued as at April 30, 2002.

7.   Due to Related Parties

     The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.

8.   Legal Proceedings

     (a) The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the "Oregon Litigation"). The Plaintiff, Kirk VanVoorhies, ("Plaintiff") sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University ("WVU") of this claim and contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff's patent was approved on March 31, 1998.

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



(b) On May 16, 2000 the Company filed suit in the United States District Court for Northern District of West Virginia against Integral Technologies, Inc., Next Antennas.Com, Inc., Emergent Technologies Corporation and Jack Parsons (collectively, "the Defendants"), alleging breach of contract, misappropriation of trade secrets, interference with economic relations, and breach of fiduciary duty.

          On September 26, 2001, by court order of the US District Court the Northern District of West Virginia, the civil action between IAS and Integral has been dismissed.


9.   Segmented Information

     The Company has adopted SFAS No. 131 Disclosure About Segments of an Enterprise and related information.

     The business of the Company is carried on in one industry segment being the research, development and sales/licensing of advanced antenna technology.

     The Company operated in two geographic segments, one being Canada, located in Richmond, BC and the other being the United States, located in Kokomo, Indiana.

The Kokomo office was shut during fiscal 2002.

                                   Exhibit 23.1

Board of Directors
IAS Communications, Inc.

Consent of Independent Auditors

We consent to the use of our report dated September 12, 2002 on the financial statements of IAS Communications, Inc. as of April 30, 2002 that are included in the Form 10-KSB, which is included, by reference in the Company's Form S-8.

Dated this 12th day of September, 2002.

MANNING ELLIOTT
Chartered Accountants

/s/ Manning Elliott

                                EXHIBIT 99.1

                               CERTIFICATION

I, John G. Robertson, Chief Executive Officer of IAS Communications, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of IAS Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                   IAS TECHNOLOGIES, INC.

                                   By:   /s/ JOHN G. ROBERTSON
                                       -----------------------------------------
                                       John G. Robertson
                                       President and Principle Executive Officer

Date: September 16, 2002

                                EXHIBIT 99.2

                               CERTIFICATION

I, James Vandeberg, Chief Financial Officer of IAS Communications, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of IAS Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                   IAS TECHNOLOGIES, INC.

                                   By:   /s/ JAMES VANDEBERG
                                      ------------------------------------------
                                      James Vandeberg
                                      Chief Financial Officer



Date: September 16, 2002