Form 10QSB
period 2002-07-31
IAS COMMUNICATIONS INC
filed 2002-09-20
CIK 945641

S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarter ended July 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

IAS Communications, Inc.
___________________________________
(Name of Small Business Issuer in its Charter)

Oregon	91-1063549

(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103 – 1871 Horseshoe Way
Richmond, BC V7A 5H5 Canada
___________________________________

(Address of Principal Executive Offices)

(604) 278-5996
___________________________________

Issuer's Telephone Number

#185 – 10751 Shellbridge Way
Richmond, BC V6X 2W8 Canada
___________________________________

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

September 18, 2002

Common - 11,600,645 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format           Yes              No           X

INDEX

Part I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

     IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2002
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

			July 31,	April 30,
			2002	2002
			$	$
			(unaudited)	(audited)

		Assets

Current Assets

Prepaid expenses and other current assets			3,541	3,541

Property, Plant and Equipment (Note 3)			1,650	1,822
License and Patent Protection Costs (Note 4)			–	–

Total Assets			5,191	5,363

		Liabilities and Stockholders’ Deficit
Current Liabilities

Cheques issued in excess of funds on deposit			6,784	6,771
Accounts payable			485,700	485,700
Accrued liabilities (Note 6(c))			95,586	93,839
Due to related parties (Note 7)			781,665	781,405
Convertible debentures (Note 5)			25,000	25,000

Total Liabilities			1,394,735	1,392,715

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit
Preferred Stock	50,000,000 shares authorized; none issued			–
Common Stock (Note 6)
Class “A” voting	–	100,000,000 shares authorized without
		par value; 11,600,645 shares issued and
		outstanding	4,961,605	4,961,605
	–	paid for but unissued (959,250 shares)	191,850	191,850
Class “B” non-voting	–	100,000,000 shares authorized without
		par value; none issued	–	–
Stock Based Compensation			3,300	–
Deficit Accumulated During the Development Stage			(6,546,299)	(6,540,807)

Total Stockholders’ Deficit			(1,389,544)	(1,387,352)

Total Stockholders’ Deficit and Liabilities			5,191	5,363

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations

	Accumulated from
	December 13, 1994	Three months ended
	(Date of Inception)	July 31,
	to July 31, 2002	2002	2001
	(unaudited)	(unaudited)	(unaudited)
	$	$	$

Revenue	61,493	–	2,289
Cost of Sales	28,787	–	1,156

Gross Profit	32,706	–	1,133

Expenses (Schedule)
General and Administration	3,349,605	5,492	32,982
Selling and Marketing	62,972	–	–
Research and Development	2,710,471	–	28,606
Assets written down	455,957	–	–

	6,579,005	5,492	61,588

Net Loss	(6,546,299)	(5,492)	(60,455)

Net Loss Per Share		–	(.01)

Weighted Average Shares Outstanding		11,601,000	11,601,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Three months ended
	July 31,
	2002	2001
	(unaudited)	(unaudited)
	$	$
Cash Flows to Operating Activities
Net loss	(5,492)	(60,455)
Adjustments to reconcile net loss to cash
Depreciation and amortization	172	11,135
Shares/options issued/to be issued for services	3,300	–
Change in non-cash working capital items
Decrease (increase) in prepaid expenses and other current assets	–	29,247
Decrease (increase) in inventory	–	733
Increase (decrease) in accounts payable and accrued liabilities	1,747	(942)

Net Cash Used in Operating Activities	(273)	(20,282)

Cash Flows to Investing Activities
Increase in capital assets	–	(10,460)
Increase in patent protection costs	–	(7,240)

Net Cash Used in Investing Activities	–	(17,700)

Cash Flows from Financing Activities
Advances from related parties	260	43,942

Net Cash Provided by Financing Activities	260	43,942

Increase (Decrease) in Cash	(13)	5,960
Cash Deficiency – Beginning of Period	(6,771)	(7,878)

Cash Deficiency – End of Period	(6,784)	(1,918)

Non-Cash Financing Activities
Shares issued to settle debt	–	–
Shares issued for convertible debentures and accrued interest converted	–	–

	–	–

Supplemental disclosures:
Interest paid with cash	–	–
Income tax paid with cash	–	–

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses

	Accumulated from
	December 13, 1994	Three months ended
	(Date of Inception)	July 31,
	to July 31, 2002	2002	2001
	(unaudited)	(unaudited)	(unaudited)
	$	$	$
Expenses
General and Administration
Bad debts	1,250	–	–
Bank charges	7,746	68	342
Business plan	55,429	–	–
Debenture financing fees	49,199	–	–
Depreciation	17,289	172	1,305
Interest on convertible debentures	46,428	547	547
Investor relations – publications	383,127	–	–
Investor relations – consulting	639,723	–	–
Management fees	337,500	–	7,500
Office, postage and courier	190,871	–	1,401
Premium on cash redemption of convertible
debentures	29,790	–	–
Professional fees	937,206	4,705	13,204
Rent and secretarial	336,946	–	6,150
Telephone and utilities	98,157	–	2,313
Transfer agent and regulatory	86,128	–	220
Travel and promotion	149,315	–	–
Less interest income	(16,499)	–	–

	3,349,605	5,492	32,982

Selling and Marketing
Advertising	62,972	–	–

Research and Development
Royalty	23,500	–	750
Consulting	627,913	–	12,212
Depreciation and amortization	170,169	–	9,830
Market awareness and development	60,000	–	–
Subcontracts	2,396,388	–	5,814
Less contributions by a joint venture partner	(363,718)	–	–
Less engineering contributions by licensees	(203,781)	–	–

	2,710,471	–	28,606

Assets written-down
Write-down of inventory	28,615	–	–
Write-down of capital assets	22,794	–	–
Write-down of license and patent protection costs	404,548	–	–

	455,957	–	–

	6,579,005	5,492	61,588

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

1. Development Stage Company

IAS Communications, Inc., herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

The Company is a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein “CTHA”, for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 8(a) for legal proceedings regarding underlying patents.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,546,299 and has a working capital deficit of $1,391,194 which includes a negative cash balance of $6,784. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors and affiliates.

Pursuant to an amended private placement which closed on May 31, 2002 the Company raised $191,850 and will issue 959,250 units at $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 2,300,000 shares may be exercised for potential proceeds of $260,000. These options are currently not in-the-money and are unlikely to be currently exercised.

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

(b)
Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

3. Property, Plant and Equipment

			July 31,	April 30,
			2002	2002
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	1,791	1,650	1,822

4. License and Patent Protection Costs

In fiscal 2002 management evaluated the carrying value of its license and patents and determined that the carrying value be written-off to operations. The determining factors were based on the ability of the Company to commercially exploit the product, lack of profitability projections and future cash flows.

The Company’s sublicence is exclusive, covering any and all international markets but excludes all military and governmental applications and resulting procurement interests. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts will be transferred directly to the Company. The terms of the sublicence agreement are as follows:

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

5. Convertible Debentures

The Company offered three year, 8¾% interest, convertible debentures. Interest is due annually. The remaining $35,000 of such debentures were convertible into Class “A” shares at $3.50 on June 15, 2000. In the event the shares traded below $4.00 per share over a ten-day average prior to exercising into shares of the Company during November 16, 2000 to December 16, 2000, the convertible debentures were to be exercisable at 20% below the said ten-day average. The original maturity date was June 15, 2000 which was extended to December 15, 2000. Debentures totalling $10,000 were converted during the fiscal 2001 by issuing 12,358 shares at $0.81 per share. The Company plans to offer the debenture holder an additional extension on the maturity date or convert the debenture into shares.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6. Common Stock

(a) Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the Stock Option Plan the Company has granted stock options to certain directors and employees.

The options are granted for current services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company’s shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock for non-employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company’s stock as quoted on the Over The Counter Bulletin Board.

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended July 31, 2002 is as follows:

	Class “A”
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)

Beginning of period	1,350,000.20
Granted	1,000,000.05
Exercised	–
Cancelled	(50,000)
Lapsed	–

End of period	2,300,000.11		55

On June 10, 2002, pursuant to an agreement with a business consultant, the Company has granted stock options to the contractor to acquire 1,000,000 Class “A” common shares exercisable at $0.05 per share expiring two years after date of issuance. As at September 10, 2002 500,000 of these options had vested and each month thereafter an additional 55,555 options will vest.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6. Common Stock (continued)

(a)	Stock Option Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:
	July 31,	April 30,
	2002	2002
	$	$
	(unaudited)	(audited)
Net loss
As reported	(5,492)	(652,847)
Pro forma	(15,350)	(694,710)
Basic net loss per share
As reported	–	(.06)
Pro forma	–	(.06)
(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.
(c)	Warrants outstanding All warrants expired during the year.
(d)	Other stock commitment

The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 was accrued as at April 30, 2002.

7. Due to Related Parties

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.

8. Legal Proceedings

(a)
The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the “Oregon Litigation”). The Plaintiff, Kirk VanVoorhies, (“Plaintiff”) sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University (“WVU”) of this claim and contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff’s patent was approved on March 31, 1998.

The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the “West Virginia Litigation”) claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the world wide rights to the CTHA commercial applications.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

8. Legal Proceedings (continued)

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

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein “CTHA”, for wireless communications markets. The CTHA, developed in conjunction with researchers at West Virginia University, is reported to be a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. We have been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. However, we require a qualified antenna expert to be able to continue the development of the CTHA.

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,546,299 and have a working capital deficit of $1,391,194 which includes a negative cash balance of $6,784. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

Pursuant to an amended private placement, which closed on May 31, 2002, we raised $191,850 and will issue 959,250 units at $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. We may also raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,350,000 shares may be exercised for potential proceeds of $270,000. These options are currently not in-the-money and are unlikely to be currently exercised.

After raising the $191,850 in private placement proceeds, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

Progress Report

The company is seeking other opportunities that will increase the value of the shares and attract funding. The company is currently putting the CTHA projects on hold until it has raised sufficient funds and has obtain a qualified engineer to develop the said technology to the manufacturing stage.

Results of Operations

Three months ended July 31, 2002 (“2002”) compared to the three months ended July 31, 2001 (“2001”)

During the latter part of 2001 we, through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $nil for 2002 as compared to $2,000 for 2001. During fiscal 2002 we wrote off our inventory and downsized operations.

The net loss for 2002 was $5,000 compared to $60,000 for 2001. The decrease of $55,000 is due to the downsizing of the Company. Administrative expenses decreased by $28,000 to $5,000 as compared to $33,000 in 2001. As a result of the completion of the development phase of the antennas in fiscal 2001, Research and Development expenses were not incurred during the quarter as compared to 28,000 in 2001.

Our net loss per share decreased by $0.01 to $nil per share from $0.01 in 2001 as a result of the lower net loss and no change to the outstanding shares.

Liquidity

Our cash position has remained during the quarter from negative $7,000 to negative $7,000 and our working capital deficit, as at July 31, 2002, is $1,391,000.

We may also raise additional funds through the exercise of stock options, if exercised, 2,300,000 shares may be issued. These options are currently not-in-the-money and are unlikely to be currently exercised. We will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

PART II	Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes In Securities

Pursuant to a consulting agreement dated June 10, 2002, 1,000,000 incentive stock options were granted as follows: 250,000 vested at June 10, 2002, 250,000 vested on September 10, 2002, the remaining 500,000 shall vest equally for the remaining nine months of the contract so long as the contract remains in force.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissions Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8K

(a) Exhibits

	99.1	Certification of Haim Ariav, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Albert Pleus, Chairman (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2002	IAS Communications, Inc.

By:	/s/ John G. Robertson

John G. Robertson, President
(Principal Executive Officer)

By:	/s/ James Vandeberg

James Vandeberg, Chief Operating Officer and
Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION

I, John G. Robertson, Chief Executive Officer of IAS Communications, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IAS Communications, Inc.;

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

IAS TECHNOLOGIES, INC.

By: /s/ JOHN G. ROBERTSON
John G. Robertson
President and Principle Executive Officer
Date: September 20, 2002

EXHIBIT 99.2

CERTIFICATION

I, James Vandeberg, Chief Financial Officer of IAS Communications, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IAS Communications, Inc.;

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
James Vandeberg
Chief Financial Officer
Date: September 20, 2002