Form 10QSB
period 2002-10-31
IAS COMMUNICATIONS INC
filed 2002-12-20
CIK 945641

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended October 31, 2002

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

(Address of Principal Executive Offices)

(604) 278-4800

Issuer's Telephone Number

(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)     Yes     X     No  ___    (2)     Yes      X       No  ___

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     December 10, 2002

Common - 34,299,312 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format                       Yes      _____       No     X

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

     IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2002
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in US dollars)

	October 31,	April 30,
	2002	2002
	$	$
	(unaudited)	(audited)
Assets
Current Assets
Cash	363	–
Prepaid expenses and other current assets	–	3,541

Total Current Assets	363	3,541

Property, Plant and Equipment (Note 3)	1,478	1,822
License and Patent Protection Costs (Note 4)	–	–

Total Assets	1,841	5,363

Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit	–	6,771
Accounts payable	483,581	485,700
Accrued liabilities	92,257	93,839
Due to related parties (Note 7)	801,967	781,405
Convertible debentures (Note 5)	25,000	25,000

Total Liabilities	1,402,805	1,392,715

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized; none issued	–	–

Common Stock (Note 6)

Class “A” voting – 100,000,000 shares authorized without par value; 11,600,645 shares issued and outstanding

– paid for but unissued (959,250 shares)	4,961,605	4,961,605

Class “B” non-voting – 100,000,000 shares authorized without	191,850	191,850
par value; none issued	–	–
Stock Based Compensation	7,333	–

Deficit Accumulated During the Development Stage	(6,561,752)	(6,540,807)

Total Stockholders’ Deficit	(1,400,964)	(1,387,352)

Total Liabilities and Stockholders’ Deficit	1,841	5,363

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in US dollars)

	Accumulated from
	December 13, 1994	Three Months Ended		Six Months Ended
	(Date of Inception)	October 31,		October 31,
	to October 31, 2002	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$

Revenue	61,493	–	754	–	3,043
Cost of Sales	28,787	–	236	–	1,392

Gross Profit	32,706	–	518	–	1,651

Expenses (Schedule)

General and Administration	3,365,058	15,453	46,699	20,945	79,681
Selling and Marketing	62,972	–	–	–	–
Research and Development	2,710,471	–	17,169	–	45,775
Assets written down	455,957	–	–	–	–

	6,594,458	15,453	63,868	20,945	125,456

Net Loss	(6,561,752)	(15,453)	(63,350)	(20,945)	(123,805)

Net Loss Per Share		–	(.01)	–	(.01)

Weighted Average Shares Outstanding		11,601,000	11,601,000	11,601,000	11,601,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses
(expressed in US dollars)

	Accumulated from
	December 13, 1994	Three Months Ended		Six Months Ended
	(Date of Inception)	October 31,		October 31,
	to July 31, 2002	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$

Expenses
General and Administration
Bad debts	1,250	–	–	–	–
Bank charges	7,895	149	235	217	577
Business plan	55,429	–	–	–	–
Debenture financing fees	49,199	–	–	–	–
Depreciation	17,461	172	1,305	344	2,610
Interest on convertible debentures	46,975	547	547	1,094	1,094
Investor relations – publications	383,127	–	–	–	–
Investor relations – consulting	639,723	–	372	–	372
Management fees	337,500	–	7,500	–	15,000
Office, postage and courier	191,599	728	3,567	728	4,968
Premium on cash redemption of convertible
debentures	29,790	–	–	–	–
Professional fees	948,027	10,821	28,839	15,526	42,043
Rent and secretarial	336,946	–	4,500	–	10,650
Telephone and utilities	98,157	–	(290)	–	2,023
Transfer agent and regulatory	89,164	3,036	124	3,036	344
Travel and promotion	149,315	–	–	–	–
Less interest income	(16,499)	–	–	–	–

	3,365,058	15,453	46,699	20,945	79,681

Selling and Marketing
Advertising	62,972	–	–	–	–

Research and Development
Royalty	23,500	–	750	–	1,500
Consulting	627,913	–	6,589	–	18,801
Depreciation and amortization	170,169	–	9,830	–	19,660
Market awareness and development	60,000	–	–	–	–
Subcontracts	2,396,388	–	–	–	5,814
Less contributions by a joint venture partner	(363,718)	–	–	–	–
Less engineering contributions by licensees	(203,781)	–	–	–	–

	2,710,471	–	17,169	–	45,775

Assets written-down
Write-down of inventory	28,615	–	–	–	–
Write-down of capital assets	22,794	–	–	–	–
Write-down of license and patent protection				–	–
costs	404,548	–	–

	455,957	–	–	–	–

	6,594,458	15,453	63,868	20,945	125,546

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in US dollars)

	Six Months Ended
	October 31,
	2002	2001
	(unaudited)	(unaudited)
	$	$
Cash Flows to Operating Activities
Net loss	(20,945)	(123,805)
Adjustments to reconcile net loss to cash
Depreciation and amortization	344	22,270
Shares/options issued/to be issued for services	7,333	–
Changes in non-cash working capital items
Decrease (increase) in prepaid expenses and other current assets	3,541	61,395
Decrease (increase) in inventory	–	969
Increase (decrease) in accounts payable and accrued liabilities	(3,701)	(7,467)

Net Cash Used in Operating Activities	(13,428)	(46,638)

Cash Flows to Investing Activities
Increase in capital assets	–	(10,460)
Increase in patent protection costs	–	(7,240)

Net Cash Used in Investing Activities	–	(17,700)

Cash Flows from Financing Activities
Advances from related parties	20,562	72,018

Net Cash Provided by Financing Activities	20,562	72,018

Increase in Cash	7,134	7,680
Cash (Deficiency) – Beginning of Period	(6,771)	(7,878)

Cash (Deficiency) – End of Period	363	(198)

Non-Cash Financing Activities
Shares issued to settle debt	–	–
Shares issued for convertible debentures and accrued interest converted	–	–

	–	–

Supplemental disclosures:
Interest paid with cash	875	–
Income tax paid with cash	–	–

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,561,752 and has a working capital deficit of $1,402,442. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors and affiliates.

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

2.	Summary of Significant Accounting Policies

(a)
Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(c)
Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(d)
Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, “Business Combinations,” was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets,” was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 requires that the purchase method of accounting be used for all business combinations initiated after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on May 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligation.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company’s results of operations and financial positions is being evaluated.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 144 on May 1, 2002. The effect of adoption of this standard on the Company’s results of operations and financial position is not expected to be material.

In June, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

3.	Property, Plant and Equipment

			October 31,	April 30,
			2002	2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	1,963	1,478	1,822

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
(expressed in US dollars)

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended October 31, 2002 is as follows:

	Class “A”
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)
Beginning of period	1,350,000.20
Granted	1,000,000.05
Exercised	–
Cancelled	(50,000)
Lapsed	–

End of period	2,300,000.11		52

On June 10, 2002, pursuant to an agreement with a business consultant, the Company has granted stock options to the contractor to acquire 1,000,000 Class “A” common shares exercisable at $0.05 per share expiring two years after date of issuance. As at September 10, 2002 555,555 of these options had vested and each month thereafter an additional 55,555 options will vest.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

6.	Common Stock (continued)
	(a)	Stock Option Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	October 31,	April 30,
	2002	2002
	$	$
	(unaudited)	(audited)
Net loss
As reported	(20,945)	(652,847)
Pro forma	(69,885)	(694,710)
Basic net loss per share
As reported	–	(.06)
Pro forma	(.01)	(.06)

(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.

(c)	Warrants outstanding All warrants expired during the year.

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
(expressed in US dollars)

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

10.	Subsequent Event Subsequent to October 31, 2002, the Company issued 22,698,667 Class A common shares at $0.03 per share to settle debts in the amount of $680,960.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements. The words, “anticipate”, “believe”, “expect”, “plan”, “intend”, “estimate”, “project”, “could”, “may”, “foresee”, and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Overview

The following discussion and analysis should be read in conjunction with the enclosed consolidated financial statements and notes thereto appearing elsewhere in this report.

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein “CTHA”, for wireless communications markets. The CTHA, developed in conjunction with researchers at West Virginia University, is reported to be a technologically advanced antenna design, which can be incorporated into a wide variety of telecommunications applications. We have been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. However, we require a qualified antenna expert to be able to continue the development of the CTHA.

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,561,752 and have a working capital deficit of $1,402,442 which includes a cash balance of $363. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

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

Results of Operations

Six months ended October 31, 2002 (“2002”) compared to the Six months ended October 31, 2001 (“2001”).

During the latter part of 2001 we, through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $nil for 2002 as compared to $3,000 for 2001. During fiscal 2002 we wrote off our inventory and downsized operations.

The net loss for 2002 was $21,000 compared to $124,000 for 2001. The decrease of $103,000 is due to the downsizing of the Company. Administrative expenses decreased by $59,000 to $21,000 as compared to $80,000 in 2001. As a result of the completion of the development phase of the antennas in fiscal 2001, Research and Development expenses were not incurred during the period as compared to 46,000 in 2001.

Our net loss per share decreased by $0.01 to $nil per share from $0.01 in 2001 as a result of the lower net loss and no change to the outstanding shares.

Liquidity

Our cash position has increased during the period from negative $7,000 to $363 and our working capital deficit, as at October 31, 2002, is $1,402,000. We received $21,000 from related parties which was used to fund the operating activities of $13,000.

We may also raise additional funds through the exercise of stock options, if exercised, 2,300,000 shares may be issued. These options are currently not-in-the-money and are unlikely to be currently exercised. We will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

Item 3. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)
Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II	Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes In Securities

Please refer to Note 10 “Subsequent Events” in the attached financial statements.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissions Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8K

(a) Exhibits

	99.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no Forms 8-K filed during the period of this report.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2002	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating Officer and
Chief Financial Officer

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, John G. Robertson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of REGI U.S., Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ John G. Robertson
John G. Robertson
President
(Principal Executive Officer)

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, James Vandeberg, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of REGI U.S., Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal

Date: December 13, 2002

/s/ James Vandeberg
James Vandeberg
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 99.1

CERTIFICATION

I, John G. Robertson, President and Principal Executive Officer of IAS Communications, Inc. certify that:

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

IAS TECHNOLOGIES, INC.

By: /s/ JOHN G. ROBERTSON
      John G. Robertson
      President and Principal Executive Officer

Date: December 13, 2002

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

Date: December 13, 2002