Form 10QSB
period 2003-01-31
IAS COMMUNICATIONS INC
filed 2003-03-21
CIK 945641

S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2003

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

1103-11871 Horseshoe Way
          Richmond, BC V7A 5H5 Canada

(Address of Principal Executive Offices)

          (604) 278-5996

Issuer's Telephone Number

_______________________

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

March 7, 2003

Common – 34,299,312 shares

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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2003
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

			January 31,	April 30,
			2003	2002
			(unaudited)	(audited)
			$	$

Assets

Current Assets

Cash			130	-
Prepaid expenses and other current assets			-	3,541

Total Current Assets			130	3,541
Property, Plant and Equipment (Note 3)			1,307	1,822

Total Assets			1,437	5,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Cheques issued in excess of funds on deposit			-	6,771
Accounts payable			487,839	485,700
Accrued liabilities (Note 6(d))			92,805	93,839
Due to related parties (Note 7)			126,172	781,405
Convertible debentures (Note 5)			25,000	25,000

Total Current Liabilities			731,816	1,392,715

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit
Preferred Stock	50,000,000 shares authorized; none issued		-	-
Common Stock (Note 6)
Class “A” voting	–	100,000,000 shares authorized without par value; 34,299,312 and 11,600,645 shares issued and outstanding respectively	5,642,565	4,961,605

		Paid for but unissued (959,250)	191,850	191,850

Class “B” non-voting	–	100,000,000 shares authorized without par value; none issued	-	-
Stock Based Compensation			9,533	-
Deficit Accumulated During the Development Stage			6,574,327	(6,540,807)

Total Stockholders’ Deficit			(730,379)	(1,387,352)

Total Stockholders’ Deficit and Liabilities			1,437	5,363

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Accumulated from
	December 13, 1994	Three months ended		Nine months ended
	(Date of Inception)	January 31,		January 31,
	to January 31, 2003	2003	2002	2003	2002
	$	$	$	$	$

Revenue	61,453	-	51	-	3,094
Cost of Sales	28,787	-	-	-	1,392

Gross Profit	32,706	-	51	-	1,702

Expenses (Schedule)
General and Administration	3,374,633	9,575	31,342	30,520	111,023
Selling and Marketing	62,972	-	-	-	-
Research and Development	2,713,471	3,000	14,465	3,000	60,240
Assets written down	455,957	-	-	-	-

Total Expenses	6,607,033	12,575	45,807	33,520	171,263

Net Loss	(6,574,327)	(12,575)	(45,756)	(33,520)	(169,561)

Net Loss Per Share		-	(.02)	-	(.06)

Weighted Average Shares
Outstanding		30,516,000	11,601,000	33,038,000	11,601,000

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine months ended
	January 31,
	2003	2002

	$	$
Cash Flows to Operating Activities
Net loss	(33,520)	(169,561)
Adjustments to reconcile net loss to cash
Depreciation and amortization	516	31,435
Shares issued/to be issued for services	9,533	-
Change in non-cash working capital items
Decrease in prepaid expenses and other current assets	3,541	61,395
Decrease (increase) in inventory	-	969
Increase (decrease) in accounts payable and accrued liabilities	(1,102)	(6,921)

Net Cash Used in Operating Activities	(18,828)	(82,683)

Cash Flows to Investing Activities
Increase in capital assets	-	(10,460)
Increase in patent protection costs	-	(7,240)

Net Cash Used in Investing Activities	-	(17,700)

Cash Flows from Financing Activities
Increase in subscriptions for common shares	-	33,000
Advances from related parties	25,729	75,484

Net Cash Provided by Financing Activities	25,729	108,484

Increase in Cash	6,901	8,101
Cash (Deficiency) – Beginning of Period	(6,771)	(7,878)

Cash (Deficiency) – End of Period	130	223

Non-Cash Financing Activities
Shares issued to settle debt	680,960	-

Supplemental disclosures:
Interest paid with cash	875	-
Income tax paid with cash	-	-

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses
(unaudited)

	Accumulated from
	December 13, 1994	Three months ended		Nine months ended
	(Date of Inception)	January 31,		January 31,
	to January 31, 2003	2003	2002	2003	2002
	$	$	$	$	$
Expenses
General and Administration
Bank charges	7,988	93	267	310	844
Business plan	55,429	-	-	-	-
Bad Debt	1,250	-	-	-	-
Debenture financing fees	49,199	-	-	-	-
Depreciation	17,633	172	1,304	516	3,914
Foreign exchange	924	196	335	924	135
Interest on convertible debentures	47,522	547	1,422	1,641	2,516
Investor relations – publications	383,594	467	-	467	-
Investor relations – consulting	640,023	300	4,412	300	4,784
Management fees	337,500	-	7,500	-	22,500
Office, postage and courier	191,684	86	597	86	5,765
Premium on cash redemption of
convertible debentures	29,790	-	-	-	-
Professional fees	971,889	8,336	6,334	23,862	48,377
Rent and secretarial	336,946	-	6,650	-	17,300
Telephone and utilities	98,157	-	1,764	-	3,787
Transfer agent and regulatory	91,578	(622)	368	2,414	712
Travel and promotion	149,315	-	389	-	389
Less interest income	(16,494)	-	-	-	-

	3,374,633	9,575	31,342	30,520	111,023

Selling and Marketing
Advertising	62,972	-	-	-	-

Research and Development
Royalty	26,500	3,000	3,000	3,000	4,500
Consulting	627,913	-	3,605	-	22,406
Depreciation and amortization	170,169	-	7,869	-	27,520
Market awareness and development	60,000	-	-	-	-
Subcontracts	2,396,388	-	-	-	5,814
Less contributions by a joint venture
partner	(363,718)	-	-	-	-
Less engineering contributions by
licensees	(203,781)	-	-	-	-

	2,713,471	3,000	14,465	3,000	60,240

Assets written-down
Write down of inventory	28,615	-	-	-	-
Write down of capital assets	22,794	-	-	-	-
Write down of license and patent
protection costs	404,548	-	-	-	-

	455,957	-	-	-	-

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,574,327 and has a working capital deficit of $731,686 which was reduced by the issuance of 22,698,667 Class A common shares at $0.03 per share to settle debt to related parties in the amount $680,960. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of its creditors and affiliates.

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

3.	Property, Plant and Equipment

			January 31,	April 30,
			2003	2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	2,134	1,307	1,650

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended January 31, 2003 is as follows:

	Class “A”
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)

Beginning of period	1,350,000.20
Granted	1,000,000.05
Exercised	–
Cancelled	(50,000)
Lapsed	–

End of period	2,300,000.11		49

On June 10, 2002, pursuant to an agreement with a business consultant, the Company has granted stock options to the contractor to acquire 1,000,000 Class “A” common shares exercisable at $0.05 per share expiring two years after date of issuance. As at January 31, 2003 777,775 of these options had vested and each month thereafter an additional 55,555 options will vest.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

6.	Common Stock (continued)

	(a)	Stock Option Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	January	April 30,
	31,2003	2002
		$
		(audited)
Net loss
As reported	(33,520)	(652,847)
Pro forma	(106,930)	(694,710)
Basic net loss per share
As reported	–	(.06)
Pro forma	–	(.06)

(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.

(c)	Warrants outstanding All warrants expired during the year.

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

The dispute in the WVU action concerned inventions conceived during VanVoorhies' time at WVU as a graduate student and later as a graduate esearch assistant, particularly two inventions relating to the CTHA technology. The Court found that VanVoorhies validly assigned all rights in the first invention to WVU, including all future technology derived from the technology underlying that invention. VanVoorhies subsequently declined to assign to WVU any interest in a second invention. The Court found that the second invention constituted future technology derived from the first invention. Therefore, VanVoorhies' assignment of the first invention to WVU also effectively assigned the second invention to WVU, and WVU is the rightful owner of the patent applications filed by VanVoorhies on the CTHA technology.

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,574,327 and have a working capital deficit of $731,686 which includes a cash balance of $130. The working capital was reduced in November 2002 by issuance of 22,698,667 Class A common shares at $0.03 per share to settle debt to related parties of $680,960. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

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

Results of Operations

Nine months ended January 31, 2003 (“2003”) compared to the nine months ended January 31, 2002 (“2002”)

During the latter part of 2002 we, through our agreement with Information-Highway.com, Inc., started selling ham radio antennas and TV antennas over the Internet. Sales revenue amounted to $nil for 2003 as compared to $3,000 for 2002. During fiscal 2002 we wrote off our inventory and downsized operations.

The net loss for 2003 was $34,000 compared to $170,000 for 2002. The decrease of $136,000 is due to the downsizing of the Company. Administrative expenses decreased by $80,000 to $31,000 as compared to $111,000 in 2002. As a result of the completion of the development phase of the antennas in fiscal 2001, Research and Development expenses were $3,000 during the period as compared to $60,000 in 2002.

Our net loss per share decreased by $0.06 to $nil per share from $0.06 in 2002 as a result of the lower net loss and the increase in 22,698,667 shares during the period.

Liquidity

Our cash position has decreased during the period from negative $7,000 to $130 and our working capital deficit, as at January 31, 2003, is $732,000. The working capital was reduced in November 2002 by issuance of 22,698,667 Class A common shares at $0.03 per share to settle debt to related parties of $680,960. We received $26,000 from related parties which was used to fund the operating activities of $19,000.

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

PART II	Other Information

Item 1.	Legal Proceedings

None

Item 2.	Changes In Securities

Please refer to Note 1 to the attached financial statements.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissions Of Matters To A Vote Of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8K

(a)	Exhibits

99.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no Forms 8-K filed during the period of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2003	IAS Communications, Inc.

By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By:	/s/ James Vandeberg
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

Date: March 20, 2003

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

Date: March 20, 2003

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

IAS COMMUNICATIONS, INC.

By:	/s/ JOHN G. ROBERTSON
John G. Robertson
President and Principal Executive Officer

Date: March 20, 2003

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

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

IAS COMMUNICATIONS, INC.

By:	/s/ JAMES VANDEBERG
James Vandeberg
Chief Financial Officer

Date: March 20, 2003