Form 10QSB/A
period 2003-01-31
IAS COMMUNICATIONS INC
filed 2003-03-21
CIK 945641

S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2003
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

			January 31,	April 30,
			2003	2002
			(unaudited)	(audited)
			$	$

Assets

Current Assets

Cash			130	-
Prepaid expenses and other current assets			-	3,541

Total Current Assets			130	3,541
Property, Plant and Equipment (Note 3)			1,307	1,822

Total Assets			1,437	5,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Cheques issued in excess of funds on deposit			-	6,771
Accounts payable			487,839	485,700
Accrued liabilities (Note 6(d))			92,805	93,839
Due to related parties (Note 7)			126,172	781,405
Convertible debentures (Note 5)			25,000	25,000

Total Current Liabilities			731,816	1,392,715

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit
Preferred Stock	50,000,000 shares authorized; none issued		-	-
Common Stock (Note 6)
Class “A” voting	–	100,000,000 shares authorized without par value; 34,299,312 and 11,600,645 shares issued and outstanding respectively	5,642,565	4,961,605

		Paid for but unissued 959,250 shares	191,850	191,850

Class “B” non-voting	–	100,000,000 shares authorized without par value; none issued	-	-
Stock Based Compensation			9,533	-
Deficit Accumulated During the Development Stage			(6,574,327)	(6,540,807)

Total Stockholders’ Deficit			(730,379)	(1,387,352)

Total Stockholders’ Deficit and Liabilities			1,437	5,363

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

(Diluted loss per share has not been presented as the result is anti-dilutive.)

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine months ended
	January 31,
	2003	2002

	$	$
Cash Flows to Operating Activities
Net loss	(33,520)	(169,561)
Adjustments to reconcile net loss to cash
Depreciation and amortization	516	31,435
Shares issued/to be issued for services	9,533	-
Change in non-cash working capital items
Decrease in prepaid expenses and other current assets	3,541	61,395
Decrease (increase) in inventory	-	969
Increase (decrease) in accounts payable and accrued liabilities	(1,102)	(6,921)

Net Cash Used in Operating Activities	(18,828)	(82,683)

Cash Flows to Investing Activities
Increase in capital assets	-	(10,460)
Increase in patent protection costs	-	(7,240)

Net Cash Used in Investing Activities	-	(17,700)

Cash Flows from Financing Activities
Increase in subscriptions for common shares	-	33,000
Advances from related parties	25,729	75,484

Net Cash Provided by Financing Activities	25,729	108,484

Increase in Cash	6,901	8,101
Cash (Deficiency) – Beginning of Period	(6,771)	(7,878)

Cash (Deficiency) – End of Period	130	223

Non-Cash Financing Activities
Shares issued to settle debt (Note 7)	680,960	-

Supplemental disclosures:
Interest paid with cash	875	-
Income tax paid with cash	-	-

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

The Company, after raising $191,850, will require significant additional capital to provide sufficient working capital to carry out their business plan for the next twelve months.

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended January 31, 2003 is as follows:

	Class “A”
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)

Beginning of period - April 30, 2002	1,350,000.20		52
Granted	1,000,000.05
Exercised	–
Cancelled	(50,000)		.20
Lapsed	–

End of period - Jan 31, 2003	2,300,000.11		49

On June 10, 2002, pursuant to an agreement with a business consultant, the Company has granted stock options to acquire 1,000,000 Class “A” common shares exercisable at $0.05 per share expiring two years after date of issuance. As at January 31, 2003 777,775 of these options had vested and each month thereafter an additional 55,555 options will vest.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in US dollars)

6.	Common Stock (continued)

	(a)	Stock Option Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	January 31,	April 30,
	2003	2002
	$	$
	(unaudited)	(audited)
Net loss
As reported	(33,520)	(652,847)
Pro forma	(106,930)	(694,710)
Basic net loss per share
As reported	–	(.06)
Pro forma	–	(.06)

(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.

(c)	Warrants outstanding All warrants expired during the year.

(d)

Other stock commitment

The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 was accrued as at April 30, 2002 and January 31, 2003.

7.

Due to Related Parties

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.

A total of 22,698,667 Class A common shares were issued at a value of $0.03 per share to settle related party debt of $680,960.

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

After raising $191,850 in private placement proceeds, we will require significant additional capital to provide sufficient working capital to carry out our business plan for the next twelve months.

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

Liquidity

Our cash position has increased during the period from negative $7,000 to $130 and our working capital deficit, as at January 31, 2003, is $732,000. The working capital was reduced in November 2002 by issuance of 22,698,667 Class A common shares at $0.03 per share to settle debt owing to related parties of $680,960. We received $26,000 from related parties which was used to fund operating activities of $19,000.

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