Form 10KSB
period 2003-04-30
IAS COMMUNICATIONS INC
filed 2003-09-19
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2003

COMMISSION FILE NO. 0-21255

IAS COMMUNICATIONS, INC.
(Name of small business issuer as specified in its charter)

OREGON	91-1063549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1103 – 11871 HORSESHOE WAY
RICHMOND, BRITISH COLUMBIA V7A 5H5, CANADA
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

☒ Yes ☐ No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

State the issuer’s revenues for its most recent fiscal year: $Nil

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2003, computed by reference to the price at which the stock was sold on that date: $161,238.

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2003 and July 31, 2003 was 35,243,562.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

IAS COMMUNICATIONS, INC.
FORM 10-KSB
TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

IAS Communications, Inc. (referred to herein as “us, we, our") is a development stage company incorporated in the state of Oregon in 1994. Our principal business operations have historically been conducted in Indiana and B.C. Canada. Until recently, we have been engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, (the "CTHA"), for wireless communications markets. We have been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna. The CTHA technology is currently on hold due to unsuccessful attempts to complete a license agreement with potential customers.

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

Developmental Stage Company. We were incorporated on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $401,816. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Lack of Diversification. The Company does not have any other business. This lack of diversity may increase the risks associated with our operations.

Limited Operating History. The Company does not have any revenues. It is not likely that we will be able to generate revenue in the future until we acquire another business. We have no significant assets or financial resources, and will, in all likelihood, sustain operating expenses without corresponding revenues for a period of time that cannot yet be determined. This may result in our continuing to incur net operating losses.

Need for Additional Financing. We have experienced significant working capital deficiencies and negative cash flows in the past. Our ability to continue in business depends upon our continued ability to obtain working capital. We will require additional financing in order to continue Our ability to continue in business depends upon our continued ability to obtain such additional capital and financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate our promotional and marketing campaign or our development programs. Inadequate funding also could impair our ability to compete in the marketplace and could result in its dissolution.

Control by Current Insiders. Approximately 24,800,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 70% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

Part-Time Management. Our present officers and directors have other full-time or part-time positions for employers unrelated to us. As a result, some of our officers and directors serve on an “as-needed” basis. The lack of full-time management could have an adverse effect on us.

Dilution. Sales of additional equity securities through a traditional underwritten offering or through private placement offerings may dilute, on a pro rata basis, the value of our common shares. The grant and exercise of warrants of creditors or otherwise or stock options would also likely result in a dilution of the value of our common shares.

In addition, we may grant additional stock options or other forms of equity-based incentive compensation to attract and retain such personnel. We also may in the future offer equity participation in connection with the obtaining of non-equity financing, such as debt or leasing arrangements accompanied by warrants to purchase our equity securities. Any of these actions could dilute the value of our common shares.

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

Intellectual Property/Patent Litigation. Although the CTHA is the subject of three patents (the “CTHA Patents”), we do not own any of them. We are the sub-licensee of the owner of two of the three CTHA Patents. We were a named party in a patent infringement lawsuit in the United States District Court for the Northern District of West Virginia which has been stayed pending potential appeal.

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

We have had no licenses or professional service agreements over the past two fiscal years.

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

RESEARCH AND DEVELOPMENT

We spent approximately $69,000 on research and development over the past two years. Additional research and development of both a scientific and practical nature is required to complete the commercialization of the CTHA. Due to the lack of funds, no further research and development expenditures are contemplated.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at #1103-11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, and the telephone number is (604) 278-5996. We lease, on a month-to-month basis, approximately 200 square feet of space at the aforementioned office from SMR Investments. The Company occupied this space rent-free during the fiscal year.

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

The dispute in the WVU action concerned inventions conceived during VanVoorhies' time at VU as a graduate student and later as a graduate research assistant, particularly two inventions relating to the CTHA technology. The Court found that VanVoorhies validly assigned all rights in the first invention to WVU, including all future technology derived from the technology underlying that invention. VanVoorhies subsequently declined to assign to WVU any interest in a second invention. The Court found that the second invention constituted future technology derived from the first invention. Therefore, VanVoorhies' assignment of the first invention to WVU also effectively assigned the second invention to WVU, and WVU is the rightful owner of the patent applications filed by VanVoorhies on the CTHA technology.

Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case has been stayed pending VanVoorhies' appeal from the Court's order.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the OTC Bulletin Board under the symbol "IASCA" where it has traded since April 16, 1996. Our Common Stock has traded at between $0.010 and $4.62 per share since April 16, 1996.

The following table sets forth the high and low prices for the Company's Common Stock, as reported by Nasdaq Trading & Market Services for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended July 31, 2001	.26	.15	.27	.16
Quarter Ended October 31, 2001	.15	.08	.18	.08
Quarter Ended January 31, 2002	.345	.1	.35	.11
Quarter Ended April 30, 2002	.11	.02	.15	.04
Quarter Ended July 31, 2002	.055	.025	.07	.04
Quarter Ended October 31, 2002	.035	.01	.055	.02
Quarter Ended January 31, 2003	.05	.015	.08	.025
Quarter Ended April 30, 2003	.025	.015	.04	.025
Quarter Ended July 31, 2003	.03	.017	.04	.025

As of August 29, 2003, there were 35,243,562 shares of Common Stock outstanding, held by 142 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities. See the Statement of Stockholders’ Equity and the Notes to our audited financial statements for the fiscal year ended April 30, 2003 for more information on recent sales of unregistered securities.

During the fiscal year ended April 30, 2003, there were no shares issued in connection with the exercise of warrants or stock options.

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

We are a development stage company. We are no longer engaged in the commercialization of the CTHA and do not have any plan of operations.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totaling $6,236,231 and has a working capital deficit of $401,816 which includes a negative cash balance of $1,482. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to its planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,225,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $481,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

Pursuant to an amended private placement which closed on May 31, 2002, we raised $191,850 and will issued 944,250 units at $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share.

Results of Operation for the Year Ended April 30, 2003 ("2003") as compared to the Year Ended April 30, 2002 ("2002")

In 2002 we shut down our office in Kokomo Indiana. Due to a lack of funds we were unable to pursue any sales and as a result for 2003 the Company only incurred expenses to sustain the operations. During 2003 we incurred revenue of $nil as compared to $3,000 in 2002. Gross Profit amounted to $nil as compared to $1,392 in 2002. Administrative expenses decreased by $200,000. Investor relations decreased by $54,000 to $nil from $54,000 in 2002. No management fees were charged during 2003 as compared to $30,000 in 2002. Office expenses decreased by $24,000 to $2,000 from $26,000 in 2002. Professional fees decreased by $55,000 to $19,000 from $74,000 in 2002. No rent and secretarial were charged during 2003 as compared to $21,000 in 2002. In 2002 we wrote inventory of $29,000, capital assets of $23,000 and license & patent protection costs of $404,000. In 2003 we wrote off our accounts payable of $336,000 that have been outstanding in excess of three years. As a result of the write off of the accounts payable we incurred a net income of $305,000 as compared to a net loss of $752,000 in 2002 and we incurred a net income per share of $.01 as compared to a net loss of $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

During 2003 we financed our operations and received $30,000 by:

(i)	receiving financial support from related parties in the amount of $30,000. These amounts are unsecured, non-interest bearing and due on demand.

During 2003 we invested these funds as follows:

(i)	$25,000 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2003 as compared to $230,000 for the year ended April 30, 2002.
(ii)	$5,000 of these funds were used to reduce our cash deficiency to $1,000 from $6,000.

Our cash position remained the same at nil and our working capital deficit, as at April 30, 2003, is $401,800.

ITEM 7: FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls.

Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

Name	Age	Position

John G. Robertson	62	Principal Executive Officer, President, Chairman of
		the Board and Member of the Board of Directors
Jennifer Lorette	31	Secretary and Member of the Board of Directors
James Vandeberg	60	Chief Operating Officer, Chief Financial Officer and
		Member of the Board of Directors
Patrick Badgley	59	Vice President, Operations

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

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson - President, Principal Executive Officer and a Member of the Board of Directors

Mr. Robertson has been the President and Principal Executive Officer and a Director of the Company since its formation. Mr. Robertson has been Chairman, President and Chief Executive Officer of REGI U.S., Inc. since July 1992. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam (TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., a Florida corporation traded on the PinkSheets, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

James L. Vandeberg - Chief Operating Officer, Chief Financial Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies and is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of REGI U.S., Inc.. an Oregon corporation traded on the OTC bulletin board since November 1999. Mr. Vandeberg is also a director of Linux Gold Corp., which is traded on the OTC bulletin board. Mr. Vandeberg is also a director of Cyber Merchants Exchange, Inc. since May 2001. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Jennifer Lorette - Secretary/Treasurer and a Member of the Board of Directors

Ms. Lorette is a founder, and has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company since February 1995. Since June 1994 Ms. Lorette has been Vice President and director of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. Since April 1994 she has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded on the PinkSheets, and its predecessor. Since June 1994 Ms. Lorette has also been Vice President and Secretary of Linux Gold Corp. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration. She also became a director in February 2001.

Patrick Badgley – Vice President, Operations

Mr. Badgley is a founder of the Company. Since February 1994, Mr. Badgley has been a Vice President of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. Since July 1993 he has been a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange. REGI U.S. is ultimately controlled by Reg Technologies Inc. From November 1986 to February 1994, Mr. Badgley was the Director of Research and Development for Adiabatics, Inc., an Indiana corporation, which was engaged in the business of advanced engine concepts. Mr. Badgley holds a Bachelor of Mechanical Engineering degree from the Ohio State University, Columbus, Ohio. Mr. Badgley is currently working for Global Aircraft Company.

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

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP (2) Payout ($)	All Other Compensation ($)
John G. Robertson, President and CEO	2003 2002 2001	Nil Nil Nil	Nil Nil Nil	nil 48,000 (3) 48,000 (3)	Nil Nil Nil	Nil 1,000,000 Nil	Nil Nil Nil	Nil Nil Nil

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

(3)
Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, the beneficiary of which is Kelly Robertson, daughter of John G. Robertson, received or is to receive $2,500 per month from us for management services provided to us and rent in the sum of $500 per month. Mr. Robertson is a trustee of the Robertson Family Trust. However, the rent previously changed was not accrued for 2003.

A management fee of $2,500.00 per month is accrued for payment to Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, the beneficiary of which is Kelly Robertson, daughter of John G. Robertson. Further, the sum of $500.00 per month is accrued for payment to Access Information Services, Inc. for rent and secretarial services. However, the rent previously charged was not accrued for 2003.

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

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 2003, and stock options held at year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable	Value of Unexercised Options at Year End (1) Exercisable / Unexercisable
John G. Robertson	-0-	-0-	1,000,000 / 0	-0- / -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.021 per share for our Common Stock on April 30, 2003, and the exercise price of each option ($0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 2003, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Shares Owned	Percentage of
		Class A Shares
		Owned
John G. Robertson, President and member of	13,636,808	38.7%
the Board of Directors [1] [2]
Dr. James Smith [3] **	2,712,680	23.4%
Access Information Services, Inc. [4]	12,592,508	35.7%
JGR Petroleum Inc. [10]	7,799,810	22.1%
SMR Investments [11]	4,370,252	12.4%
Robertson Family Trust [5]	12,592,508	35.7%
Jennifer Lorette Secretary/Treasurer [1] [7]	146,000	*

Name	Class A Shares Owned	Percentage of
		Class A Shares
		Owned
James L. Vandeberg [1][6], Chief Operating	100,000	*
Officer, Chief Financial Officer and Member
of the Board of Directors
	nil	Nil
Patrick Badgley, [1] [8] Vice President,
Operations
	13,882,808	39.4%
ALL EXECUTIVE OFFICERS &
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

[2] Includes 12,592,508 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3] Dr. Smith's address is Route 4, Box E36, Bruceton Mills, WV 26525. ** This information provided by the Company’s transfer agent, The Nevada.Agency and Trust Co.

[4] Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[5] Includes 12,592,508 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[6] Includes 100,000 options that are currently exercisable. Mr. Vandeberg's address is Ogden Murphy Wallace, P.L.L.C., 1601 Fifth Avenue, Suite 2100, Seattle, Washington 98101-1686.

[7] Includes 100,000 options that are currently exercisable. Ms. Lorette's address is the same as our address.

[8] Mr. Badgely's address is 2815 Franklin Drive, Columbus, Indiana, 47201.

[9] Includes 12,592,508 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

[10] JGR Petroleum Inc. is a corporation owned by _The Robertson Family Trust_. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada

[11] SMR Investments is a corporation owned by Sue Robertson, the wife of Mr. Robertson. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada

CHANGES IN CONTROL

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

ITEM 13(a). EXHIBITS.

Number	Description

3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Marketing Agreement between IAS and Information Highway.com, Inc	(3)
23.1	Professional Service Agreement between IAS and Cadence Design Systems, Inc	(3)
23.2	Consulting Agreement between IAS and Capital Research Group Inc	(3)
23.3	License Agreement between IAS and World Tracking Technologies, Inc	(3)
23.4	Amendment to License Agreement between IAS and World Tracking Technologies, Inc	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
23.1	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly “World Tracking Technologies, Inc.)	(4)
23.1	Consent of Manning Elliott
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(1)	Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2)	Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3)	Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4)	Incorporated by reference from Form 10-KSB for Fiscal Year 2001.

ITEM 13(b). REPORTS ON FORM 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Manning Elliott:

Type of Services Rendered	2003 Fiscal Year (CAD$)	Fiscal Year
(a) Audit Fees	$3,000	$3,000

(b) Audit-Related Fees	$4,150	$3,050
(eg. review of Form 10-KSB, Forms 10-QSB)

(c) Tax Fees	$550	$650

(d)All Other Fees	Nil	Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS COMMUNICATIONS, INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: September 18, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of September 18, 2003.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President,	9/18/03
(John G. Robertson)	Chief Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer and	9/18/03
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Secretary and Director	9/18/03
(Jennifer Lorette)

Item 7: Financial Statements

Independent Auditor’s Report

Balance Sheets as of April 30, 2003 and 2002

Statements of Operations accumulated from December 13, 1994 (Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002

Statements of Cash Flows accumulated from December 13, 1994 (Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002

Statement of Stockholders’ Deficit accumulated from December 13, 1994 (Inception) to April 30, 2003

Notes to the Financial Statements

Independent Auditors’ Report

To the Stockholders
IAS Communications, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of IAS Communications, Inc. (a Development Stage Company) as of April 30, 2003 and 2002 and the related statements of operations, stockholders’ deficit and cash flows for the period from December 13, 1994 (inception) to April 30, 2003 and the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2003 and 2002 and the results of its operations and its cash flows for the period from December 13, 1994 (inception) to April 30, 2003 and the years ended April 30, 2003 and 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues or profitable operations since inception and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 12, 2003

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

	April 30,
	2003	2002
	$	$
Assets

Current Assets

Other current assets	–	3,541
	–	3,541
Property and Equipment (Note 3)	1,135	1,822
Total Assets	1,135	5,363

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	1,482	6,771
Accounts payable	149,191	485,700
Accrued liabilities (Note 6(c))	96,588	93,839
Due to related parties (Note 7)	130,690	781,405
Convertible debentures (Note 5)	25,000	25,000
Total Liabilities	402,951	1,392,715

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit
Preferred Stock		50,000,000 shares authorized; none issued	–	–
Common Stock (Note 6)

Class “A” voting	–	100,000,000 shares authorized without par value;	5,834,415	4,961,605
		35,243,562 and 11,600,645 shares issued and
		outstanding respectively

	–	shares subscribed for	–	191,850

Class “B” non-voting	–	100,000,000 shares authorized without	–	–
		par value; none issued

Deficit Accumulated During the Development Stage	(6,236,231)	(6,540,807)
Total Stockholders’ Deficit	(401,816)	(1,387,352)
Total Stockholders’ Deficit and Liabilities	1,135	5,363

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
Accumulated from December 13, 1994 (Inception)
to April 30, 2003 and the years ended April 30, 2003 and 2002

	Accumulated
	from
	December 13,
	1994
	(Date of
	Inception)
	to April 30, 2003	2003	2002
	$	$	$

Revenue	61,493	–	3,134
Cost of Sales	28,787	–	1,392
Gross Profit	32,706	–	1,742

Expenses

General and Administration (Schedule)	3,373,815	29,702	230,464
Selling and Marketing (Schedule)	62,972	–	–
Research and Development (Schedule)	2,712,181	1,710	67,642
Assets written off (Schedule)	455,957	–	455,957
Accounts payable written-off	(335,988)	(335,988)	–
	6,268,937	(304,576)	754,063
Net Income (Loss)	(6,236,231)	304,576	(752,321)

Net Income (Loss) Per Share		0.01	(0.07)

Weighted Average Shares Outstanding		24,960,000	11,601,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from December 13, 1994 (Inception)
to April 30, 2002 and the years ended April 30, 2002 and 2001

	Accumulated from December 13, 1994 (Date of Inception) to April 30, 2002	2002	2001
	$	$	$

Cash Flows to Operating Activities

Net loss	(6,540,807)	(752,321)	(755,406)
Adjustments to reconcile net loss to cash
Gain on shares cancelled	(10)	–	–
Depreciation and amortization	187,286	40,141	41,117
Shares issued/to be issued for services	556,050	–	56,952
Shares issued for convertible debenture interest	18,786	–	–
Write-down of inventory	28,615	28,615	–
Write-down of capital assets	22,794	22,794	–
Write-down of license and patent protection costs	404,548	404,548	–

Change in non-cash working capital items
Decrease (increase) in prepaid expenses and other	(3,542)	62,644	87,602
current assets
Increase in inventory	(28,615)	969	(6,979)
Increase in accounts payable and accrued liabilities	735,243	43,600	67,306
Net Cash Used in Operating Activities	(4,619,652)	(149,010)	(509,408)

Cash Flows to Investing Activities
Increase in capital assets	(99,626)	(10,459)	(4,653)
Increase in licence	(250,000)	–	–
Increase in patent protection costs	(266,822)	(7,240)	(68,845)
Net Cash Used in Investing Activities	(616,448)	(17,699)	(73,498)

Cash Flows from Financing Activities
Increase in subscription for common shares	191,850	36,500	155,350
Increase in common stock	3,856,074	–	–
Proceeds from (redemption of) convertible debentures	400,000	–	–
Advances from related parties	781,405	131,316	438,124
Net Cash Provided by Financing Activities	5,229,329	167,816	593,474

Increase (Decrease) in Cash	(6,771)	1,107	10,568
Cash – Beginning of Period	–	(7,878)	(18,446)
Cash – End of Period	(6,771)	(6,771)	(7,878)

Non-Cash Financing Activities

Shares issued for property	1	–	–
Shares issued to an officer donated back and cancelled	(10)	–	–
Shares issued to settle debt	211,781	–	211,781
Shares issued for convertible debentures and accrued	394,661	–	10,875
interest converted
Shares issued for services	499,098	–	–
	1,105,531	–	222,656

Supplemental disclosures:
Interest paid with cash	–	–	2,187
Income tax paid with cash	–	–	–

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
Accumulated from December 13, 1994 (Inception)
to April 30, 2003

			Deficit
			Accumulated
		Common	During the
		Stock	Development
	Shares	Class “A”	Stage
	#	$	$

Balance – December 13, 1994 (Inception)	–	–	–
Shares issued for cash	100	10	–
Shares issued for property	6,000,000	1	–
Shares issued for cash pursuant to:
a private placement	700,000	70,000	–
a public offering memorandum	336,333	252,250	–
Net loss for the period	–	–	(83,615)

Balance – April 30, 1995	7,036,433	322,261	(83,615)
Shares previously issued, donated back and cancelled	(100)	(10)	–
Shares issued for cash pursuant to options exercised	210,000	52,500	–
Net loss for the year	–	–	(480,298)

Balance – April 30, 1996	7,246,333	374,751	(563,913)
Shares issued for cash pursuant to:
a private placement	722,000	1,124,500	–
options exercised	224,000	140,500	–
Shares issued for services	25,000	8,333	–
Net loss for the year	–	–	(1,044,516)

Balance – April 30, 1997	8,217,333	1,648,084	(1,608,429)
Shares issued for cash pursuant to:
a public offering memorandum	263,667	197,750	–
options exercised	87,500	26,875	–
a private placement	7,000	15,750	–
a private placement and foreign units offering	575,600	1,007,300	–
Shares issued for services	169,250	260,125	–
Net loss for the year	–	–	(1,633,047)

Balance – April 30, 1998	9,320,350	3,155,884	(3,241,476)

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
Accumulated from December 13, 1994 (Inception)
to April 30, 2003

			Deficit
			Accumulated
		Common	During the
		Stock	Development
	Shares	Class “A”	Stage

Carryforward balance – April 30, 1998	9,320,350	3,155,884	(3,241,476)

Shares issued for cash pursuant to:
options exercised	2,000	500	–
a private placement and foreign units offering	95,000	166,250	–
a private placement	200,000	200,000	–
exercise of warrants	43,000	84,000	–

Shares issued for services	132,000	230,640	–

Shares issued pursuant to conversion of convertible	471,508	345,520	–

Net loss for the year	–	–	(1,219,435)

Balance – April 30, 1999	10,268,858	4,182,794	(4,460,911)

Shares issued for cash pursuant to:
a private placement	968,902	484,451	–
options exercised	2,500	2,500	–
warrants exercised	18,125	30,938	–

Shares issued pursuant to conversion of convertible	62,854	38,266	–

Net loss for the year	–	–	(572,169)

Balance – April 30, 2000	11,321,239	4,738,949	(5,033,080)

Shares issued to settle debt	267,048	211,781	–

Shares issued pursuant to conversion of convertible	12,358	10,875	–

Net loss for the year	–	–	(755,406)

Balance – April 30, 2001	11,600,645	4,961,605	(5,788,486)

Net loss for the year	–	–	(752,321)

Balance – April 30, 2002	11,600,645	4,961,605	(6,540,807)

The accompanying notes are an integral part of these financial statements

IAS Communications, Inc.
(A Development Stage Company)
Schedules of Expenses
Accumulated from December 13, 1994 (Inception)
to April 30, 2003 and the years ended April 30, 2003 and 2002
(unaudited)

	Accumulated
	from
	December 13,
	1994
	(Date of
	Inception)
	to April 30, 2003	2003	2002
	$	$	$

Expenses

General and Administration

Bad debts	1,250	–	1,250
Bank charges	8,081	403	954
Business plan	55,429	–	–
Debenture financing fees	49,199	–	–
Depreciation	17,805	688	5,219
Interest on convertible debentures	48,069	2,188	3,063
Investor relations – publications	383,594	467	-
Investor relations – consulting	640,023	300	54,284
Management fees	337,500	–	30,000
Office, postage and courier	193,412	2,541	26,877
Premium on cash redemption of convertible debentures	29,790	–	–
Professional fees	951,926	19,425	74,787
Rent and secretarial	336,946	–	20,545
Telephone	98,157	–	2,616
Transfer agent and regulatory	89,818	3,690	10,485
Travel and promotion	149,315	–	389
Less interest income	(16,499)	–	(5)
	3,373,815	29,702	230,464

Selling and Marketing

Advertising	62,972	–	--

Research and Development

Royalty	25,000	1,500	4,500
Consulting	628,123	210	22,406
Depreciation and amortization	170,169	–	34,922
Market awareness and development	60,000	–	–
Subcontracts	2,396,388	–	5,814
Less contributions by a joint venture partner	(363,718)	–	–
Less engineering contributions by licensees	(203,781)	–	–
	2,712,181	1,710	67,642

Assets written-down

Write-down of inventory	28,615	–	28,615
Write-down of capital assets	22,794	–	22,794
Write-down of license and patent protection costs	404,548	–	404,548
	455,957	–	455,957

The accompanying notes are an integral part of these financial statements

1.

Development Stage Company

IAS Communications, Inc., herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

The Company is a development stage company which was engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein “CTHA”, for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 8(a) for legal proceedings regarding underlying patents. The Company is no longer pursuing the development of the CTHA.

Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,236,231 and has a working capital deficit of $401,816 which includes a negative cash balance of $1,482. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to raise additional equity financing. The Company may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,225,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $481,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

The Company will require significant additional capital to settle its debts and provide sufficient working capital for operations over the next twelve months.

2.	Summary of Significant Accounting Policies
	(a)	Year End The fiscal year end is April 30.
	(b)	Research and Development Research and development costs are charged to operations in the period in which they are incurred unless criteria for capitalization is met.
	(c)	Property, Plant and Equipment Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over an estimated useful life of five years.

2.	Summary of Significant Accounting Policies (continued)
(d)

Long Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(e)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

Loss per share for 2003 and 2002 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

(f)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

The Company recognizes the revenue from licensing its products in accordance with AICPA Statement of Position No. 97-2, as amended, “Software Revenue Recognition” and SAB 101. Revenue from licensing its products is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection of the resulting receivable is probable, and returns can be reasonably estimated. This policy is prospective in nature as the Company has not generated any licensing revenues.

(g)

Accounting for Stock Based Compensation

In conformity with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has determined that it will not change to the fair value method prescribed by SFAS No. 123 and will continue to follow Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

(h)

Foreign Currency Transactions/Balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

	(i)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.	Summary of Significant Accounting Policies (continued)
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

(k)

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity’s financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital, in the equity section of a statement of financial position. The Company had no items of other comprehensive income (loss) during each of the periods presented in the accompanying financial statements.

(l)

Financial Instruments

The fair value of the Company’s current assets and current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(m)

New Accounting Pronouncements

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company’s operations have not been disclosed.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has not elected to adopt SFAS No. 123's fair value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is not expected to be material.

2.	Summary of Significant Accounting Policies (continued)
(m)

New Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position”.

(n)

Tax Accounting

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses of approximately $6,200,000 expiring between 2010 and 2017.

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of April 30, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003	2002
	$	$

Net Operating Income (Loss)	304,000	(226,000)
Utilization of net operating losses carried forward from prior years	(304,000)	–

	–	(226,000)
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	–	77,000
Valuation Allowance	–	(77,000)
Net Deferred Tax Asset	–	–

3.	Property and Equipment
				2003	2002
			Accumulated	Net	Net
				Book	Book
		Cost	Amortization	Value	Value
		$	$	$	$

	Computer and office equipment	3,441	2,306	1,135	1,822

In fiscal 2002, the Company had shut down its office in Kokomo, Indiana and capital assets with a carrying value of $22,794 were written-off to operations due to lack of ongoing value to the Company.
4.

Intangible Assets

In fiscal 2002, management evaluated the carrying value of its license and patents and determined that the carrying value of $404,548 be written-off to operations. The determining factors are based on the ability of the Company to commercially exploit the product, lack of profitability projections and future cash flows.

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
(ii)
The Company will pay an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to April 30, 2003.

(iii)
The Company will pay an earned royalty on sales, leases or sublicenses of the CTHA of 3% of gross revenues. As amended on March 4, 1997, it was agreed to reduce the amount of royalties to be paid by 50% in an amount not to exceed $5,000,000 for up to three years.

All royalties are payable within 30 days of each calendar quarter. The term of the original licence agreement and the sublicence agreement, subject to compliance with the terms thereof, is perpetual and renewable annually. The Company paid the December 31, 2002 minimum annual royalty and intends on continuing to renew annually.

5.

Convertible Debentures

The Company offered three year, 8¾% interest, convertible debentures. Interest is due annually. The remaining $25,000 of such debentures were convertible into Class “A” shares at $3.50 on June 15, 2000. In the event the shares traded below $4.00 per share over a ten-day average prior to exercising into shares of the Company during November 16, 2000 to December 16, 2000, the convertible debentures were to be exercisable at 20% below the said ten-day average. The original maturity date was June 15, 2000. The Company plans to offer the debenture holders an additional extension on the maturity date or convert the debenture into shares.

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the year ended April 30, 2002 is as follows:

	Class “A”	Weighted	Weighted
	Common	Average	Average
	Shares	Option	Remaining
	Under	Price	Life of
	Option	$	Options
	#		(Months)

Beginning of year	1,350,000.20
Granted	1,000,000.05
Exercised	–	–
Cancelled	(1,125,000)	.07
Lapsed	–	–

End of year	1,225,000.20		42

On June 10, 2002, pursuant to an agreement with a business consultant, the Company granted stock options to the consultant to acquire 1,000,000 Class “A” common shares exercisable at $0.05 per share expiring two years after date of issuance. As at September 10, 2002 500,000 of these options had vested and each month thereafter an additional 55,555 options will vest. These options were cancelled on March 24, 2003.

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share for fiscal 2003 and 2002 would have been as follows:

	2003	2002
	$	$

Net income (loss)
As reported	304,576	(652,847)
Pro forma	217,216	(694,710)

Basic net income (loss) per share
As reported	.01	(.06)
Pro forma	.01	(.06)

(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.
(c)

Other stock commitment

The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 was accrued as at April 30, 2003 and 2002.

(d)	Warrants There are 944,250 warrants pursuant to a private placement available to be exercised at $0.25 per share expiring June 2, 2004.

7.

Due to Related Parties

On October 4, 2002 the Company settled $680,960 of debt owing to four companies controlled by the President of the Company by issuing 22,698,667 shares at a fair value of $0.03 per share. The remaining amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment.

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

8.	Legal Proceedings (continued)

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