Form 10QSB
period 2003-07-31
IAS COMMUNICATIONS INC
filed 2003-10-08
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________

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

(1) Yes ☒     No ☐    (2) Yes     ☒     No    ☐

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
October 3, 2003 Common – 35,243,562 shares

DOCUMENTS INCORPORATED BY REFERENCE
A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2003
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

			July 31,	April 30,
			2003	2003
			$	$
			(unaudited)	(audited)

Assets

Current Assets
Cash			122	–
Property, Plant and Equipment (Note 3)			963	1,135
Total Assets			1,085	1,135

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit			–	1,482
Accounts payable			148,313	149,191
Accrued liabilities (Note 6(c))			99,659	96,588
Due to related parties (Note 7)			133,029	130,690
Convertible debentures (Note 5)			25,000	25,000

Total Liabilities			406,001	402,951
Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit
Preferred Stock	50,000,000 shares authorized; none issued		–	–
Common Stock (Note 6)
Class “A” voting	–	100,000,000 shares authorized without
		par value; 35,243,562 and 35,243,562 shares
		issued and outstanding respectively	5,834,415	5,834,415
Class “B” non-voting	–	100,000,000 shares authorized without
		par value; none issued	–	–
Deficit Accumulated During the Development Stage			(6,239,331)	(6,236,231)
Total Stockholders’ Deficit			(404,916)	(401,816)
Total Stockholders’ Deficit and Liabilities			1,085	1,135

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations

	Accumulated from
	December 13, 1994	Three months ended
	(Date of Inception)	July 31,
	to July 31, 2003	2003	2002
	(unaudited)	(unaudited)	(unaudited)
	$	$	$

Revenue	61,493	–	–
Cost of Sales	28,787	–	–
Gross Profit	32,706	–	–
Expenses
General and Administration (Schedule)	3,376,165	2,350	5,492
Selling and Marketing (Schedule)	62,972	–	–
Research and Development (Schedule)	2,712,931	750	–
Assets written down (Schedule)	455,957	–	–
Accounts payable written off	(335,988)	–	–
	6,272,037	3,100	5,492
Net Loss	(6,239,331)	(3,100)	(5,492)

Net Loss Per Share		–	–

Weighted Average Shares Outstanding		35,244,000	11,601,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Three months ended
	July 31,
	2003	2002
	(unaudited)	(unaudited)
	$	$
Cash Flows to Operating Activities
Net loss	(3,100)	(5,492)
Adjustments to reconcile net loss to cash
Depreciation and amortization	172	172
Shares/options issued/to be issued for services	–	3,300
Change in non-cash working capital items
Increase (decrease) in accounts payable and accrued liabilities	2,193	1,747
Net Cash Used in Operating Activities	(735)	(273)
Cash Flows from Financing Activities
Advances from related parties	2,339	260
Net Cash Provided by Financing Activities	2,339	260
Increase (Decrease) in Cash	1,604	(13)
Cash Deficiency – Beginning of Period	(1,482)	(6,771)
Cash (Deficiency) – End of Period	122	(6,784)
Supplemental disclosures:
Interest paid with cash	–	–
Income tax paid with cash	–	–

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses

	Accumulated from
	December 13, 1994	Three months ended
	(Date of Inception)	July 31,
	to July 31, 2003	2003	2002
	(unaudited)	(unaudited)	(unaudited)
	$	$	$
Expenses
General and Administration
Bad debts	1,250	–	–
Bank charges	8,154	73	68
Business plan	55,429	–	–
Debenture financing fees	49,199	–	–
Depreciation	17,977	172	172
Interest on convertible debentures	48,616	547	547
Investor relations – publications	383,594	–	–
Investor relations – consulting	640,023	–	–
Management fees	337,500	–	–
Office, postage and courier	192,342	(1,070)	–
Premium on cash redemption of convertible
debentures	29,790	–	–
Professional fees	954,529	2,603	4,705
Rent and secretarial	336,946	–	–
Telephone and utilities	98,157	–	–
Transfer agent and regulatory	89,843	25	–
Travel and promotion	149,315	–	–
Less interest income	(16,499)	–	–
	3,376,165	2,350	5,492
Selling and Marketing
Advertising	62,972	–	–
Research and Development
Royalty	25,750	750	–
Consulting	628,123	–	–
Depreciation and amortization	170,169	–	–
Market awareness and development	60,000	–	–
Subcontracts	2,396,388	–	–
Less contributions by a joint venture partner	(363,718)	–	–
Less engineering contributions by licensees	(203,781)	–	–
	2,712,931	750	–
Assets written-down
Write-down of inventory	28,615	–	–
Write-down of capital assets	22,794	–	–
Write-down of license and patent protection costs	404,548	–	–
	455,957	–	–
	6,608,025	3,100	5,492

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

1.

Development Stage Company

IAS Communications, Inc., herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

The Company, a development stage company, was engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein “CTHA”, for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 8(a) for legal proceedings regarding underlying patents. The Company is no longer pursuing the development of the CTHA.

Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,239,331 and has a working capital deficit of $405,879. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to raise additional equity financing.

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

(c)

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

IAS Communications, Inc.
(A Development Stage ompany)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

(d)

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

3.	Property, Plant and Equipment

			July 31,	April 30,
			2003	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	2,478	963	1,135

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

5

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended July 31, 2003 is as follows:

Class “A”
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)

Beginning of period	1,225,000.20
Granted	–
Exercised	–
Cancelled	–
Lapsed	–
End of period	1,225,000.20		39

On June 10, 2002, pursuant to an agreement with a business consultant, the Company has granted stock options to the contractor to acquire 1,000,000 Class “A” common shares exercisable at $0.05 per share expiring two years after date of issuance. As at September 10, 2002 500,000 of these options had vested and each month thereafter an additional 55,555 options will vest.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.	Common Stock (continued)
	(a)	Stock Option Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:
	July 31,	April 30,
	2003	2003
	$	$
	(unaudited)	(audited)
Net income (loss)
As reported	(3,100)	304,576
Pro forma	(24,580)	217,216
Basic net income (loss) per share
As reported	–	(.01)
Pro forma	–	(.01)

(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.
(c)

Other Stock Commitment

The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 is accrued as at July 31, 2003.

(d)	Warrants There are 944,250 warrants pursuant to a private placement available to be exercised at $0.25 per share expiring June 2, 2004.
7.	Due to Related Parties The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies having the same President.
8.	Legal Proceedings
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

Overview

The following discussion and analysis should be read in conjunction with the enclosed financial statements and notes thereto appearing elsewhere in this report.

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company. We are no longer engaged in the commercialization of the CTHA and do not have any plan of operations.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,239,331 and has a working capital deficit of $405,879. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to its planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliated.

We may raise additional funds through the exercise of warrants and stock options, it exercised. Options with respect to 1,225,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $481,000. These options and warrants are currently not in-the money and are unlikely to be currently exercised.

Results of Operations

Three months ended July 31, 2003 (“2003”) compared to the three months ended July 31, 2002 (“2002”)

Since we have no plan of operation, the Company is only incurring expenses to sustain itself.

The Company has no revenue for 2003 and 2002. Administrative expenses decreased by $2,392 as compared to $5,492 in 2002. Research and development expenses increased by $750 as compared to $nil in 2002

The net loss for 2003 was $3,100 as compared to $5,492 Our net loss per share remained at $nil for 2003 and 2002

Liquidity

During 2003 we financed our operations and received $2,000 by

(i)	receiving financial support from related parties in the amount of $2,000. These amounts are unsecured, non-interest bearing and due on demand.

During 2003 we invested these funds as follows;

(i)	$1,000 of these funds was spent on operating activities
(ii)	$1,000 of these funds were used to reduce our cash deficiency to $nil from $1,000.

Our cash position remained at nil and our working capital deficit as at July 31, 2003 is $405,879.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8K

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 3, 2003	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating Officer and
Chief Financial Officer