Form 10KSB/A
period 2003-04-30
IAS COMMUNICATIONS INC
filed 2003-10-16
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No.1

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

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President,	10/16/03
(John G. Robertson)	Chief Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer and	10/16/03
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Secretary and Director	10/16/03
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

	Accumulated from
	December 13, 1994
	(Date of Inception)
	to April 30, 2003	2003	2002
	$	$	$
Cash Flows to Operating Activities

Net income (loss)	(6,236,231)	304,576	(752,321)

Adjustments to reconcile net income (loss) to cash
Accounts payable written-off	(335,988)	(335,988)	–
Amortization	187,974	688	40,141
Assets written-off	455,957	–	455,957
Gain on shares cancelled	(10)	–	–
Shares issued for convertible debenture interest	18,786	–	–
Shares issued for services	556,050	–	–

Change in non-cash working capital items
Decrease (increase) in other current assets	(1)	3,541	62,644
Decrease (increase) in inventory	(28,615)	–	969
(Decrease) increase in accounts payable and accrued liabilities	737,470	2,227	43,600

Net Cash Used in Operating Activities	(4,644,608)	(24,956)	(149,010)

Cash Flows to Investing Activities
Increase in capital assets	(99,626)	–	(10,459)
Increase in licence	(250,000)	–	–
Increase in patent protection costs	(266,822)	–	(7,240)

Net Cash Used in Investing Activities	(616,448)	–	(17,699)

Cash Flows from Financing Activities
Cheques issued in excess of funds on deposit	1,482	(5,289)	(1,107)
Increase in common stock	4,044,924	–	36,500
Proceeds from convertible debentures	400,000	–	–
Advances from related parties	814,650	30,245	131,316

Net Cash Provided by Financing Activities	5,261,056	24,956	166,709

Net Change in Cash	–	–	–

Cash – Beginning of Period	–	–	–

Cash – End of Period	–	–	–

Non-Cash Financing Activities

Shares issued for property	1	–	–
Shares issued to an officer donated back and cancelled	(10)	–	–
Shares issued to settle related party debt	892,741	680,960	–
Shares issued for convertible debentures and accrued interest converted	394,661	–	–
Shares issued for services	499,098	–	–

	1,786,491	680,960	–

Supplemental disclosures:
Interest paid with cash	–	–	–
Income tax paid with cash	–	–	–

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

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
Accumulated from December 13, 1994 (Inception)
to April 30, 2003

			Deficit
			Accumulated
		Common	During the
		Stock	Development
	Shares	Class “A”	Stage

Carryforward balance – April 30, 1998	9,320,350	3,155,884	(3,241,476)

Shares issued for cash pursuant to:
options exercised	2,000	500	–
a private placement and foreign units offering	95,000	166,250	–
a private placement	200,000	200,000	–
exercise of warrants	43,000	84,000	–

Shares issued for services	132,000	230,640	–

Shares issued pursuant to conversion of convertible	471,508	345,520	–

Net loss for the year	–	–	(1,219,435)

Balance – April 30, 1999	10,268,858	4,182,794	(4,460,911)

Shares issued for cash pursuant to:
a private placement	968,902	484,451	–
options exercised	2,500	2,500	–
warrants exercised	18,125	30,938	–

Shares issued pursuant to conversion of convertible	62,854	38,266	–

Net loss for the year	–	–	(572,169)

Balance – April 30, 2000	11,321,239	4,738,949	(5,033,080)

Shares issued to settle debt	267,048	211,781	–

Shares issued pursuant to conversion of convertible	12,358	10,875	–

Net loss for the year	–	–	(755,406)

Balance – April 30, 2001	11,600,645	4,961,605	(5,788,486)

Net loss for the year	–	–	(752,321)

Balance – April 30, 2002	11,600,645	4,961,605	(6,540,807)

Shares issued for cash pursuant to a private placement	944,250	188,850	-

Shares issued to settle related party debt	22,698,667	680,960	-

Net income for the year	-	-	304,576

Balance – April 30, 2003	35,243,562	5,831,415	(6,236,231)

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

IAS Communications, Inc.
(A Development Stage Company)
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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

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