Form 10QSB
period 2003-10-31
IAS COMMUNICATIONS INC
filed 2003-12-15
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 31, 2003

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

(604) 278-5996
Issuer's Telephone Number

_____________________________________________________
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
December 10, 2003

Common - 35,243,562 shares

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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2003
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

	October 31,	April 30,
	2003	2003
	$	$
	(unaudited)	(audited)

Assets
Current Assets
Cash	9	-
Property and Equipment (Note 3)	791	1,135
Total Assets	800	1,135

Liabilities and Stockholders’ Deficit
Current Liabilities

Cheques issued in excess of funds on deposit	-	1,482
Accounts payable	152,382	149,191
Accrued liabilities (Note 6(c))	97,081	96,588
Due to related parties (Note 7)	140,739	130,690
Convertible debentures (Note 5)	25,000	25,000
Total Liabilities	415,202	402,951

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit

Preferred Stock 50,000,000 shares authorized; none issued	-	-

Common Stock (Note 6)

Class “A” voting – 100,000,000 shares authorized without
par value; 35,243,562 shares issued and
outstanding	5,834,415	5,834,415

Class “B” non-voting – 100,000,000 shares authorized without
par value; none issued	-	-

Deficit Accumulated During the Development Stage	(6,248,817)	(6,236,231)

Total Stockholders’ Deficit	(414,402)	(401,816)

Total Liabilities and Stockholders’ Deficit	800	1,135

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Accumulated from
	December 13, 1994
	(Date of Inception)	Three months ended		Six months ended
	to October 31,	October 31,		October 31,
	2003	2003	2002	2003	2002
	$	$	$	$	$

Revenue	61,493	-	-	-	-
Cost of Sales	28,787	-	-	-	-

Gross Profit	32,706	-	-	-	-

Expenses (Schedule)

General and administration	3,384,901	8,736	15,453	11,086	20,945
Selling and marketing	62,972	-	-	-	-
Research and development	2,713,681	750	-	1,500	-
Assets written down	455,957	-	-	-	-
Accounts payable write off	(335,988)	-	-	-	-
	6,281,523	9,486	15,453	12,586	20,945

Net Loss For The Period	(6,248,817)	(9,486)	(15,453)	(12,586)	(20,945)

Net Loss Per Share		-	-	-	-

Weighted Average Shares
Outstanding		35,243,562	11,600,645	35,243,562	11,600,645

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six months ended
	October 31,
	2003	2002
	$	$
Cash Flows to Operating Activities
Net loss for the period	(12,586)	(20,945)
Adjustments to reconcile net loss to cash
Depreciation and amortization	344	344
Shares/options issued/to be issued for services	-	7,333
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	-	3,541
Increase (decrease) in accounts payable and accrued liabilities	3,683	(3,701)

Net Cash Used in Operating Activities	(8,559)	(13,428)

Cash Flows from Financing Activities
Advances from related parties	10,050	20,562

Net Cash Provided by Financing Activities	10,050	20,562

Increase in Cash and Cash Equivalents	1,491	7,134
Cash and Cash Equivalents – Beginning of Period	(1,482)	(6,771)

Cash and Cash Equivalents – End of Period	9	363
Non-Cash Financing Activities	-	-
Supplemental disclosures:
Interest paid with cash	1,750	875
Income tax paid with cash	-	-

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses
(unaudited)

	Accumulated from
	December 13, 1994	Three months ended		Six months ended
	(Date of Inception)	October 31,		October 31,
	to October 31, 2003	2003	2002	2003	2002
	$	$	$	$	$
Expenses

General and Administration

Bad debts	1,250	-	-	-	-
Bank charges	8,904	750	149	823	217
Business plan	55,429	-	-	-	-
Debenture financing fees	49,199	-	-	-	-
Depreciation	18,149	172	172	344	344
Interest on convertible debentures	49,163	547	547	1,094	1,094
Investor relations – publications	383,594	-	-	-	-
Investor relations – consulting	640,023	-	-	-	-
Management fees	337,500	-	-	-	-
Office, postage and courier	194,936	2,594	728	1,524	728
Premium on cash redemption of
convertible debentures	29,790	-	-	-	-
Professional fees	957,842	4,313	10,821	6,916	15,526
Rent and secretarial	336,946	-	-	-	-
Telephone and utilities	98,157	-	-	-	-
Transfer agent and regulatory	90,203	360	3,036	385	3,036
Travel and promotion	149,315	-	-	-	-
Less interest income	(16,499)	-	-	-	-
	3,383,901	8,736	15,543	11,086	20,945
Selling and Marketing
Advertising	62,972	-	-	-	-

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses
(unaudited)

	Accumulated from
	December 13, 1994	Three months ended		Six months ended
	(Date of Inception)	October 31,		October 31,
	to October 31, 2003	2003	2002	2003	2002
	$	$	$	$	$
Research and Development

Royalty	26,500	750	-	1,500	-
Consulting	628,123	-	-	-	-
Depreciation and amortization	170,169	-	-	-	-
Market awareness and
development	60,000	-	-	-	-
Subcontracts	2,396,388	-	-	-	-
Less contributions by a joint
venture partner	(363,718)	-	-	-	-
Less engineering contributions
by licensees	(203,781)	-	-	-	-
	2,713,681	750	-	1,500	-

Assets written-down
Write-down of inventory	28,615	-	-	-	-
Write-down of capital assets	22,794	-	-	-	-
Write-down of license and patent
protection costs	404,548	-	-	-	-
	455,957	-	-	-	-
	6,616,511	9,486	15,453	12,586	20,945

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

Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,248,817 and has a working capital deficit of $414,402. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to raise additional equity financing.

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

2.	Summary of Significant Accounting Policies

(a)

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates

(b)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the quarterly financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

(d)

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.	Property and Equipment

			July 31,	April 30,
			2003	2003
		Accumulated	Carrying	Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)
Computer and office equipment	3,441	2,650	791	1,135

4.

Intangible Assets

In fiscal 2002, management evaluated the carrying value of its license and patents and determined that the carrying value of $404,548 be written-off to operations. The determining factors are based on the ability of the Company to commercially exploit the product, lack of profitability projections and future cash flows.

The Company’s sublicence is exclusive, covering any and all international markets but excludes all military and governmental applications and resulting procurement interests. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts will be transferred directly to the Company. The terms of the sublicence agreement are as follows: annual royalty of $3,000 on or before December 31 of each year.

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

Intangible Assets (continued)

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended October 31, 2003 is as follows:

		Weighted	Weighted
	Class “A”	Average	Average
	Common Shares	Option	Remaining Life
	Under Option	Price	of Options
	#	$	(Months)
Beginning of period	1,225,000.20
Granted	-
Exercised	-
Cancelled	-
Lapsed	-
End of period	1,225,000.20		39

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.	Common Stock

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	October 31,	April 30,
	2003	2003
	$	$
	(unaudited)	(audited)
Net income (loss)
As reported	(11,586)	304,576
Pro forma	(33,066)	217,216
Basic net income (loss) per share
As reported	-	(.01)
Pro forma	-	(.01)

	(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.

(c)

Other Stock Commitment

The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 is accrued as at October 31, 2003.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,248,817 and has a working capital deficit of $415,193. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for our products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,225,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $481,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

Results of Operations

Six months ended October 31, 2003 (“2003”) compared to the six months ended October 31, 2002 (“2002”)

Since we have no plan of operation, the Company is only incurring expenses to sustain itself.

The Company has no revenue for 2003 and 2002. Administrative expenses decreased by $10,859 to $10,086 in 2003 as compared to $20,945 in 2002. Research and development expenses increased to $1,500 in 2003 as compared to $nil in 2002.

The net loss for 2003 was $11,586 as compared to $20,945 in 2002. Our net loss per share remained at $nil for 2003 and 2002.

Liquidity

During 2003 we financed our operations by receipt of $10,050 from related parties, these amounts are unsecured, non-interest bearing and due on demand. These funds were applied to operating activities and to reduce our cash deficiency to nil. As a result, our cash position has increased during 2003 from negative $1,482 to positive $9 and our working capital deficit, as at October 31, 2003, is $415,193.

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

Dated: December 10, 2003	IAS Communications, Inc.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer