Form 10QSB
period 2004-01-31
IAS COMMUNICATIONS INC
filed 2004-04-15
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2004

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

(604) 278-5996
Issuer's Telephone Number

__________________________________________________
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

March 10, 2004
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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2004
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

			January 31,	April 30,
			2004	2003
			$	$
			(unaudited)	(audited)

Assets

Current Assets

Cash			3,256	-

Property, Plant and Equipment (Note 3)			619	1,135

Total Assets			3,875	1,135

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit			-	1,482
Accounts payable			140,574	149,191
Accrued liabilities (Note 6(c))			93,320	96,588
Due to related parties (Note 7)			165,421	130,690
Convertible debentures (Note 5)			25,000	25,000
Total Liabilities			424,315	402,951

Commitments and Contingencies (Notes 1 and 8)

Stockholders’ Deficit

Preferred Stock	50,000,000 shares authorized; none issued		-	-

Common Stock (Note 6)

Class “A” voting	–	100,000,000 shares authorized without
		par value; 35,243,562 shares and 35,243,562
		shares issued and outstanding respectively	5,834,415	5,834,415

Class “B” non-voting	–	100,000,000 shares authorized without
		par value; none issued	-	-

Deficit Accumulated During the Development Stage			(6,254,855)	(6,236,231)

Total Stockholders’ Deficit			(420,440)	(401,816)

Total Stockholders’ Deficit and Liabilities			3,875	1,135

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations

	Accumulated from
	December 13, 1994
	(Date of Inception)	Three months ended		Nine months ended
	to January 31,	January 31,		January 31,
	2004	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$

Revenue	61,493	-	-	-	-

Cost of Sales	28,787	-	-	-	-

Gross Profit	32,706	-	-	-	-

Expenses (Schedule)

General and Administration	3,390,189	5,288	9,575	16,374	30,520
Selling and Marketing	62,972	-	-	-	-
Research and Development	2,714,431	750	3,000	2,250	3,000
Assets written down	455,957	-	-	-	-
Accounts payable write off	(335,988)	-	-	-	-
	6,287,561	6,038	12,575	18,624	33,520
Net Loss	(6,254,855)	(6,038)	(12,575)	(18,624)	(33,520)

Net Loss Per Share		-	-	-	-

Weighted Average Shares Outstanding		35,243,562	30,516,000	35,243,562	33,038,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Nine months ended
	January 31,
	2004	2003
	(unaudited)	(unaudited)
	$	$

Cash Flows to Operating Activities

Net loss	(18,624)	(33,520)

Adjustments to reconcile net loss to cash
Depreciation and amortization	516	516
Shares/options issued/to be issued for services	-	9,533

Change in non-cash working capital items
Decrease in prepaid expenses and other current assets	-	3,541
Increase (decrease) in accounts payable and accrued liabilities	(11,885)	1,102

Net Cash Used in Operating Activities	(29,993)	(18,828)

Cash Flows from Financing Activities
Advances from related parties	34,731	25,729

Net Cash Provided by Financing Activities	34,731	25,729

Increase in Cash	4,738	6,901

Cash (Deficiency) – Beginning of Period	(1,482)	(6,771)

Cash – End of Period	3,256	130

Non-Cash Financing Activities

Shares issued to settle debt	-	680,960

Supplemental disclosures:

Interest paid with cash	1,750	875
Income tax paid with cash	-	-

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses

	Accumulated from
	December 13, 1994	Three months ended		Nine months ended
	(Date of Inception)	January 31,		January 31,
	to January 31, 2004	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$

Expenses

General and Administration

Bad debts	1,250	-	-	-	-
Bank charges	9,008	104	93	927	310
Business plan	55,429	-	-	-	-
Debenture financing fees	49,199	-	-	-	-
Depreciation	18,321	172	172	516	516
Foreign exchange	-	-	196	-	924
Interest on convertible debentures	49,710	547	547	1,641	1,641
Investor relations – publications	383,594	-	467	-	467
Investor relations – consulting	640,731	708	300	708	300
Management fees	337,500	-	-	-	-
Office, postage and courier	195,128	192	86	1,716	86
Premium on cash redemption of
convertible debentures	29,790	-	-	-	-
Professional fees	962,158	3,316	8,336	10,232	23,862
Rent and secretarial	336,946	-	-	-	-
Telephone and utilities	98,157	-	-	-	-
Transfer agent and regulatory	90,452	249	(622)	634	2,414
Travel and promotion	149,315	-	-	-	-
Less interest income	(16,499)	-	-	-	-
	3,390,189	5,288	9,575	16,374	30,520

Selling and Marketing

Advertising	62,972	-	-	-	-

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Schedule of Expenses

	Accumulated from
	December 13, 1994	Three months ended		Nine months ended
	(Date of Inception)	January 31,		January 31,
	to January 31, 2004	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$

Research and Development

Royalty	27,250	750	3,000	2,250	3,000
Consulting	628,123	-	-	-	-
Depreciation and amortization	170,169	-	-	-	-
Market awareness and
development	60,000	-	-	-	-
Subcontracts	2,396,388	-	-	-	-
Less contributions by a joint
venture partner	(363,718)	-	-	-	-
Less engineering contributions by
licensees	(203,781)	-	-	-	-
	2,714,431	750	3,000	2,250	3,000

Assets written-down

Write-down of inventory	28,615	-	-	-	-
Write-down of capital assets	22,794	-	-	-	-
Write-down of license and patent
protection costs	404,548	-	-	-	-
	455,957	-	-	-	-
	6,623,549	6,038	12,575	18,624	33,520

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

Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,254,855 and has a working capital deficit of $420,440. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to raise additional equity financing.

The Company may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,275,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $491,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

3.	Property, Plant and Equipment

			January 31,	April 30,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	2,822	619	1,135

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

	(a)	The Company will pay a minimum annual royalty of $3,000 on or before December 31 of each year.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

4.	Intangible Assets (continued)

(b)
The Company will pay an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to January 31, 2004.

(c)
The Company will pay an earned royalty on sales, leases or sublicenses of the CTHA of 3% of gross revenues. As amended on March 4, 1997, it was agreed to reduce the amount of royalties to be paid by 50% in an amount not to exceed $5,000,000 for up to three years.

All royalties are payable within 30 days of each calendar quarter. The term of the original licence agreement and the sublicence agreement, subject to compliance with the terms thereof, is perpetual and renewable annually. The Company paid the December 31, 2003 minimum annual royalty and intends on continuing to renew annually.

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.	Common Stock (continued)

	(a)	Stock Option Plan (continued) The weighted average number of shares under option and option price for the period ended January 31, 2004 is as follows:

Class “A”
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)
Beginning of period	1,225,000.20
Granted	50,000.20
Exercised	-
Cancelled	-
Lapsed	-
End of period	1,275,000.20		32

On June 10, 2002, pursuant to an agreement with a business consultant, the Company has granted stock options to the contractor to acquire 1,000,000 Class “A” common shares exercisable at $0.05 per share expiring two years after date of issuance. As at September 10, 2002 500,000 of these options had vested and each month thereafter an additional 55,555 options will vest.

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	January 31,	April 30,
	2004	2003
	$	$
	(unaudited)	(audited)
Net income (loss)
As reported	(18,624)	304,576
Pro forma	(40,664)	217,216

Basic net income (loss) per share
As reported	-	(.01)
Pro forma	-	(.01)

	(b)	Performance Stock Plan The Company has allotted 1,000,000 Class “A” Common shares to be issued pursuant to a Performance Stock Plan. Compensation is recorded when criteria to issue shares are met.

(c)

Other Stock Commitment

The Company is committed, pursuant to two financial consulting contracts to issue 75,000 restricted shares. The value of the services, being $57,000 is accrued as at January 31, 2004.

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

The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the “West Virginia Litigation”) claiming that the CTHA invention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the world wide rights to the CTHA commercial applications.Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the world wide rights to the CTHA commercial applications.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totalling $6,254,855 and has a working capital deficit of $420,440. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for our products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

The Company may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,275,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $491,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

Results of Operations

Nine months ended January 31, 2004 (“2004”) compared to the nine months ended January 31, 2003 (“2003”)

Since we have no plan of operation, the Company is only incurring expenses to sustain itself.

The Company has no revenue for 2004 and 2003. Administrative expenses decreased by $14,146 to $16,374 in 2004 as compared to $30,520 in 2003. Research and development expenses decreased by $750 to $2,250 in 2004 as compared to $3,000 in 2003.

The net loss for 2004 was $18,624 as compared to $33,520 in 2003. Our net loss per share remained at $nil for 2004 and 2003.

Liquidity

During 2004 we financed our operations by receipt of $35,000 from related parties, these amounts are unsecured, non-interest bearing and due on demand. These funds were applied to operating activities and to increase our cash to $5,000. As a result, our cash position has increased during 2003 from negative $1,482 to positive $4,738 and our working capital deficit, as at January 31, 2004, is $420,440.

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

Dated: March 12, 2004	IAS Communications, Inc.

	By:	/s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer