Form 10KSB
period 2004-04-30
IAS COMMUNICATIONS INC
filed 2004-07-29
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2004

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
☒   Yes   ☐   No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB.   ☐

State the issuer's revenues for its most recent fiscal year: $Nil

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 26, 2004, computed by reference to the price at which the stock was sold on that date: $418,000.

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2004 and July 26, 2004 was 35,243,562.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes   ☐   No ☒

IAS COMMUNICATIONS, INC.

FORM 10-KSB

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

Developmental Stage Company. We were incorporated on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $285,270. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

RESEARCH AND DEVELOPMENT

We spent in 2004 $3,000 on research and development as compared to $1,710 in 2003. Research and development is required to keep the license in good standing.

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

Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case was stayed pending VanVoorhies' appeal from the Court's order. On May 20, 2004 the United States Court of Appeals affirmed the stay of the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2004.

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

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended July 31, 2002	.055	.025	.07	.04
Quarter Ended October 31, 2002	.035	.01	.055	.02
Quarter Ended January 31, 2003	.05	.015	.08	.025
Quarter Ended April 30, 2003	.025	.015	.04	.025
Quarter Ended July 31, 2003	.03	.017	.04	.025
Quarter Ended October 31, 2003	.062	.02	.1	.025
Quarter Ended January 31, 2004	.09	.05	.1	.051
Quarter Ended April 30, 2004	.06	.04	.1	.06

As of July 26, 2004 there were 35,243,562 shares of Common Stock outstanding, held by 144 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities. See the Statement of Stockholders' Equity and the Notes to our audited financial statements for the fiscal year ended April 30, 2004 for more information on recent sales of unregistered securities.

During the fiscal year ended April 30, 2004, there were no shares issued in connection with the exercise of warrants or stock options.

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

We are a development stage company. We are no longer engaged in the commercialization of the CTHA and do not have any plan of operations, however, we plan to seek other projects, which are yet to be determined.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totaling $6,116,238 and has a working capital deficit of $285,270 which includes a cash balance of $179. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to its planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,275,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $491,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

Results of Operation for the Year Ended April 30, 2004 ("2004") as compared to the Year Ended April 30, 2003 ("2003")

In 2002 we shut down our office in Kokomo Indiana. Due to a lack of funds we were unable to pursue any sales and as a result for 2003 and 2004 the Company only incurred expenses to sustain the operations. During 2004 and 2003 we incurred no revenue. Administrative expenses decreased by $2,000 in 2004 to $27,094 as compared to 29,702 in 2003. No management fees were charged during 2004 nor 2003. Professional fees decreased by $2,000 to $17,000 from $19,000 in 2003. In 2004 we wrote off our accounts payable of $150,000, as compared to 2003 during which we wrote off our accounts payable of $336,000 that have been outstanding in excess of three years. As a result of the write off of the accounts payable we incurred a net income of $120,000 as compared to $305,000 in 2003 and we incurred a net income per share of $nil as compared to a net income of $.01 per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

During 2004 we financed our operations and received $36,000 by:

(i)	receiving financial support from related parties in the amount of $36,000. These amounts are unsecured, non-interest bearing and due on demand.

During 2004 we invested these funds as follows:

(i)	$36,000 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2004.

Our cash position remained the approximately the same at $179 as compared to $nil in 2003 and our working capital deficit, as at April 30, 2004, is $285,270.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14 (c) of the Exchange Act) as of a date within 90 days before the filing date of this annual report. They concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP(2) Payout ($)	All Other Compensation ($)
John G. Robertson, President and CEO	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	nil nil 48,000(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

(3)
Access Information Services, Inc., a Washington corporation which is owned and controlled by the Robertson Family Trust, the beneficiary of which is Kelly Robertson, daughter of John G. Robertson, received or is to receive $2,500 per month from us for management services provided to us and rent in the sum of $500 per month. Mr. Robertson is a trustee of the Robertson Family Trust. However, the rent previously changed was not accrued for 2003 and 2004.

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

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 2004, and stock options held at year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable	Value of Unexercised Options at Year End (1) Exercisable/
John G. Robertson	-0-	-0-	1,000,000 / 0	-0- / -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.04 per share for our Common Stock on April 30, 2004, and the exercise price of each option ($0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 26, 2004, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Shares Owned	Percentage of
		Class A Shares
		Owned
John G. Robertson, President and member of	13,511,808	38.3%
the Board of Directors [1] [2]
Dr. James Smith [3] **	2,712,680	23.4%
Access Information Services, Inc. [4]	12,467,508	35.4%
JGR Petroleum Inc. [10]	7,825,810	22.2%
SMR Investments [11]	4,370,252	12.4%
Robertson Family Trust [5]	12,467,508	35.4%
Jennifer Lorette Secretary/Treasurer [1] [7]	146,000	*
James L. Vandeberg [1][6], Chief Operating	100,000	*
Officer, Chief Financial Officer and Member
of the Board of Directors
Patrick Badgley, [1] [8] Vice President,	nil	Nil
Operations

ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS) (7)	13,757,808	39.0%

* Less than one percent

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1]      These individuals are our Executive Officers and Directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2]      Includes 12,467,508 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3]      Dr. Smith's address is Route 4, Box E36, Bruceton Mills, WV 26525. ** This information provided by the Company's transfer agent, The Nevada.Agency and Trust Co.

[4]      Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[5]      Includes 12,467,508 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[6]      Includes 100,000 options that are currently exercisable. Mr. Vandeberg's address is Ogden Murphy Wallace, P.L.L.C., 1601 Fifth Avenue, Suite 2100, Seattle, Washington 98101-1686.

[7]      Includes 100,000 options that are currently exercisable. Ms. Lorette's address is the same as our address.

[8]      Mr. Badgely's address is 2815 Franklin Drive, Columbus, Indiana, 47201.

[9]      Includes 12,467,508 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

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

ITEM 13(a). EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Marketing Agreement between IAS and Information Highway.com, Inc.	(3)
23.1	Professional Service Agreement between IAS and Cadence Design Systems, Inc.	(3)
23.2	Consulting Agreement between IAS and Capital Research Group Inc.	(3)
23.3	License Agreement between IAS and World Tracking Technologies, Inc.	(3)
23.4	Amendment to License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
23.1	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly "World Tracking Technologies, Inc.)	(4)
23.1	Consent of Manning Elliott
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002

(1)	Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2)	Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3)	Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4)	Incorporated by reference from Form 10-KSB for Fiscal Year 2001.

ITEM 13(b). REPORTS ON FORM 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Manning Elliott:

	2004	2003
Type of Services Rendered	Fiscal Year	Fiscal Year
	(CAD$)	(CAD$)

(a) Audit Fees	$7,950	$7,200

(b) Audit-Related Fees	$0	$0

(c) Tax Fees	$500	$500

(d) All Other Fees	Nil	Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS COMMUNICATIONS, INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: July 27, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of July 27, 2004.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President,	7/27/04
(John G. Robertson)	Chief Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer and	7/27/04
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Secretary and Director	7/27/04
(Jennifer Lorette)

Item 7: Financial Statements

Independent Auditor's Report

Balance Sheets as of April 30, 2004 and 2003

Statements of Operations accumulated from December 13, 1994 (Inception) to April 30, 2003 and the years ended April 30, 2004 and 2003

Statements of Cash Flows accumulated from December 13, 1994 (Inception) to April 30, 2004 and the years ended April 30, 2004 and 2003

Statement of Stockholders' Deficit accumulated from December 13, 1994 (Inception) to April 30, 2004

Notes to the Financial Statements

Independent Auditors' Report

To the Stockholders and Board of Directors of
IAS Communications, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of IAS Communications, Inc. (A Development Stage Company) as at April 30, 2004 and 2003 and the related statements of operations, cash flows and stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles used in the United States. As required by the British Columbia Company Act we report that, in our opinion, these principles have been applied on a consistent basis.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profitable operations since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of these uncertainties.

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 15, 2004

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets

	April 30,	April 30,
	2004	2003
	$	$

Assets

Current Assets
Cash	179	-

Property and Equipment (Note 3)	447	1,135

Total Assets	626	1,135

Liabilities and Stockholders' Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	234	1,482
Accounts payable	71,577	149,191
Accrued liabilities (Note 6(c))	17,721	96,588
Due to related parties (Note 7)	170,917	133,690
Convertible debentures (Note 5)	25,000	25,000

Total Liabilities	285,449	405,951

Commitments and Contingencies (Note 8)

Stockholders' Deficit

Preferred Stock 50,000,000 shares authorized; none issued	-	-

Common Stock (Note 6)

Class "A" voting – 100,000,000 shares authorized without
par value; 35,243,562 shares issued and
outstanding	5,831,415	5,831,415

Class "B" non-voting – 100,000,000 shares authorized without
par value; none issued	-	-

Deficit Accumulated During the Development Stage	(6,116,238)	(6,236,231)

Total Stockholders' Deficit	(284,823)	(404,816)

Total Stockholders' Deficit and Liabilities	626	1,135

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations

	Accumulated from
	December 13, 1994
	(Date of Inception)	For the year ended
	to April 30,	April 30,	April 30,
	2004	2004	2003
	$	$	$
Revenue	-	-	-

Expenses
General and Administration
Bank charges	1,385	982	403
Depreciation	1,376	688	688
Interest on convertible debentures	4,376	2,188	2,188
Investor relations	1,595	828	767
Office, postage and courier	4,315	1,774	2,541
Professional fees	36,880	17,455	19,425
Transfer agent and regulatory	6,869	3,179	3,690
	56,796	27,094	29,702

Research and Development
Royalty	4,500	3,000	1,500
Consulting	210	-	210
	4,710	3,000	1,710
Loss from Continuing Operations	(61,506)	(30,094)	(31,412)
Discontinued Operations	(6,054,732)	150,087	335,988
Net Income (Loss) for the Year	(6,116,238)	119,993	304,576

Basic and Diluted Loss From Continuing
Operations		-	0.00

Basic and Diluted Income From Discontinued
Operations		-	0.01

Basic and Diluted Loss Per Share		-	0.01

Weighted Average Shares Outstanding		35,244,000	24,960,000

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Accumulated from
	December 13, 1994
	(Date of Inception)	For the year ended
	to April 30,	April 30,	April 30,
	2004	2004	2003
	$	$	$
Cash Flows to Operating Activities
Net income (loss) for the year	(6,116,238)	119,993	304,576
Adjustments to reconcile net loss to cash
Depreciation and amortization	188,662	688	688
Shares and options issued for services	556,050	-	-
Accounts payable written off	(486,075)	(150,087)	(335,988)
Assets written-off	455,957	-	-
Gain on shares cancelled	(10)	-	-
Shares issued for convertible debenture interest	18,786	-	-
Change in non-cash working capital items
Decrease (increase) in prepaid expenses and other
current assets	(1)	-	3,541
Decrease in inventory	(28,615)	-	-
Increase (decrease) in accounts payable and accrued
liabilities	731,076	(6,394)	2,227

Net Cash Used in Operating Activities	(4,680,408)	(35,800)	(24,956)

Cash Flows from Financing Activities
Cheques issued in excess of funds on deposit	234	(1,248)	(5,289)
Advances from related parties	851,877	37,227	30,245
Increase in common stock	4,044,924	-	-
Proceeds from convertible debentures	400,000	-	-

Net Cash Provided by Financing Activities	5,297,035	35,979	24,956

Cash Flows to Investing Activities
Increase in capital assets	(99,626)	-	-
Increase in license	(250,000)	-	-
Increase in patent protection costs	(266,822)	-	-

Net Cash To Investing Activities	(616,448)	-	-

Increase in Cash	179	179	-
Cash– Beginning of Period	-	-	-

Cash – End of Period	179	179	-

Non-Cash Financing Activities
Shares issued to settle related party debt	892,741	-	680,960
Shares issued for services	499,098	-	-
Shares issued for convertible debentures and accrued
interest converted	394,661	-	-
Shares issued for property	1	-	-
Shares issued to an officer donated back and cancelled	(10)	-	-
	1,786,491	-	680,960

Supplemental disclosures:
Interest paid with cash		1,750	-
Income tax paid with cash		-	-

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception)
to April 30, 2004

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

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Accumulated from December 13, 1994 (Inception) to April 30, 2004

			Deficit
			Accumulated
		Common	During the
		Stock	Development
	Shares	Class "A"	Stage

Carryforward balance – April 30, 1998	9,320,350	3,155,884	(3,241,476)

Shares issued for cash pursuant to:
options exercised	2,000	500	–
a private placement and foreign units offering	95,000	166,250	–
a private placement	200,000	200,000	–
exercise of warrants	43,000	84,000	–

Shares issued for services	132,000	230,640	–

Shares issued pursuant to conversion of convertible
debentures including accrued interest	471,508	345,520	–

Net loss for the year	–	–	(1,219,435)

Balance – April 30, 1999	10,268,858	4,182,794	(4,460,911)

Shares issued for cash pursuant to:
a private placement	968,902	484,451	–
options exercised	2,500	2,500	–
warrants exercised	18,125	30,938	–

Shares issued pursuant to conversion of convertible
debentures including accrued interest	62,854	38,266	–

Net loss for the year	–	–	(572,169)

Balance – April 30, 2000	11,321,239	4,738,949	(5,033,080)

Shares issued to settle debt	267,048	211,781	–

Shares issued pursuant to conversion of convertible
debentures including accrued interest	12,358	10,875	–

Net loss for the year	–	–	(755,406)

Balance – April 30, 2001	11,600,645	4,961,605	(5,788,486)

Net loss for the year	–	–	(752,321)

Balance – April 30, 2002	11,600,645	4,961,605	(6,540,807)

Shares issued for cash pursuant to a private placement	944,250	188,850	–

Shares issued to settle related party debt	22,698,667	680,960	–

Net income for the year	–	–	304,576

Balance – April 30, 2003	35,243,562	5,831,415	(6,236,231)

Net income for the year	–	–	119,993

Balance – April 30, 2004	35,243,562	5,831,415	(6,116,238)

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

1.	Development Stage Company

IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

The Company, a development stage company, was engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design, which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 8(a) for legal proceedings regarding underlying patents. The Company is not currently developing the CTHA.

The Company currently does not have any plan of operations; however, the Company plans to seek other projects, which are yet to be determined.

Originally planned principal activities did not produce significant revenues and the pursuit of that business ceased. The Company suffered recurring losses from inception, totalling $6,116,238 and has a working capital deficit of $285,270. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to acquire or develop a new business and raise additional equity financing to achieve profitability and positive cash flow.

The Company may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,275,000 shares and warrants with respect to 944,250 shares may be exercised for potential proceeds of $491,000. These options and warrants are currently not in-the- money and are unlikely to be currently exercised.

The Company will require significant additional capital to settle its debts and provide sufficient working capital for basic operations over the next twelve months.

2.	Summary of Significant Accounting Policies

(a) Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are expressed in US dollars.

(b) Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(c) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	(d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	(e)	Accounting for Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on fair value at the date of grant. Alternatively, a company may account for granted stock awards to employees under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts, which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. The Company accounts for stock issued for services to non- employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

	(f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(g)	Foreign Currency Transactions/Balances

The Company's functional currency is the Canadian dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

	(h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	(i)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	(j)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	(k)	Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over an estimated useful life of five years.

	(l)	Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(m)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

	(n)	Research and Development

The Company expenses research and development costs as incurred.

	(o)	New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

(o) New Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00- 21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

3.	Property and Equipment

			April 30,	April 30,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer and office equipment	3,441	2,994	447	1,135

4.	Intangible Assets

Although the Company is not currently developing the CTHA, it has not terminated its rights to it.

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

(ii)
The Company will pay an earned royalty on sales, leases or sublicences of the CTHA of 10% of net revenues less a credit for the minimum annual royalty. Revenues below that of the minimum annual royalty have been earned to April 30, 2004.

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

The Company offered three year, 8¾% interest, convertible debentures. Interest is due annually. The remaining $25,000 of such debentures were convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares traded below $4.00 per share over a ten-day average prior to exercising into shares of the Company during November 16, 2000 to December 16, 2000, the convertible debentures were to be exercisable at 20% below the said ten-day average. The original maturity date was June 15, 2000. The Company will offer the debenture holders an additional extension on the maturity date or convert the debenture into shares.

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

The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the year ended April 30, 2004 is as follows:

Class "A"
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)
Beginning of year	1,225,000.20
Granted	50,000.20
Exercised	-
Cancelled	-
Lapsed	-
End of year	1,275,000.20		34

On June 10, 2002, pursuant to an agreement with a business consultant, the Company granted stock options to acquire 1,000,000 Class "A" common shares exercisable at $0.05 per share. These options were cancelled on March 24, 2003.

If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

	April 30,	April 30,
	2004	2003
	$	$
Net income
As reported	119,993	304,576
Pro forma	32,633	217,216
Basic net income per share
As reported	-	.01
Pro forma	-	.01

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.	Common Stock (continued)

(b) Warrants

There were 944,250 warrants pursuant to a private placement available to be exercised at $0.25 per share, which expired on June 2, 2004.

7.	Due to Related Parties

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President.

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

Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case was stayed pending VanVoorhies' appeal from the Court's order. On May 20, 2004 the United States Court of Appeals affirmed the stay of the case.

9.	Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $6,080,000 expiring between 2010 and 2017. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004	2003
	$	$

Net Operating Income	120,000	304,000

Utilization of net operating losses carried forward
from prior years	(120,000)	(304,000)

	–	–

Statutory Tax Rate	34%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	–	–

Valuation Allowance	–	–

Net Deferred Tax Asset	–	–