Form 10QSB
period 2004-07-31
IAS COMMUNICATIONS INC
filed 2004-09-17
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 2004

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
September 10, 2004
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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2004
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2004	2004
	$	$
	(unaudited)	(audited)

Assets

Current Assets
Cash	14	179

Property and Equipment (Note 3)	275	447

Total Assets	289	626

Liabilities and Stockholders' Deficit

Current Liabilities
Cheques issued in excess of funds on deposit	326	234
Accounts payable	69,822	71,577
Accrued liabilities (Note 6(c))	21,018	17,721
Due to related parties (Note 7)	174,268	170,917
Convertible debentures (Note 5)	25,000	25,000

Total Liabilities	290,434	285,449

Commitments and Contingencies (Note 8)

Stockholders' Deficit

Preferred Stock 50,000,000 shares authorized; none issued	-	-

Common Stock (Note 6)

Class "A" voting – 100,000,000 shares authorized without
par value; 35,243,562 shares issued and
outstanding respectively	5,831,415	5,831,415

Class "B" non-voting – 100,000,000 shares authorized without
par value; none issued	-	-

Deficit Accumulated During the Development Stage	(6,121,560)	(6,116,238)

Total Stockholders' Deficit	(290,145)	(284,823)

Total Stockholders' Deficit and Liabilities	289	626

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Accumulated from
	December 13, 1994	Three months ended
	(Date of Inception)	July 31,
	to July 31,
	2004	2004	2003
	(unaudited)	(unaudited)	(unaudited)
	$	$	$

Revenue	-	-	-

Expenses

General and Administration

Bank charges	1,428	43	73
Depreciation	1,548	172	172
Interest on convertible debentures	4,923	547	547
Investor relations	1,595	-	-
Office, postage and courier	4,315	-	(1,070)
Professional fees	40,039	3,159	2,603
Transfer agent and regulatory	7,520	651	25
	61,368	4,572	2,350
Research and Development

Royalty	5,250	750	750
Consulting	210	-	-
	5,460	750	750
Loss from Continuing Operations	(66,828)	(5,322)	(3,100)

Discontinued Operations	(6,054,732)	-	-

Net Loss for the Period	(6,121,560)	(5,322)	(3,100)

Basic and Diluted Loss Per Share		-	-

Weighted Average Shares Outstanding		35,244,000	35,244,000

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Three months ended
	July 31,
	2004	2003
	$	$
	(unaudited)	(unaudited)
Cash Flows to Operating Activities
Net income (loss) for the period	(5,322)	(3,100)
Adjustments to reconcile net loss to cash
Depreciation and amortization	172	172
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities	1,542	2,193
Net Cash Used in Operating Activities	(3,608)	(735)
Cash Flows from Financing Activities
Cheques issued in excess of funds on deposit	92	-
Advances from related parties	3,351	2,339
Net Cash Provided by Financing Activities	3,443	2,339
Increase (Decrease) in Cash	(165)	1,604
Cash (Deficiency) – Beginning of Period	179	(1,482)
Cash – End of Period	14	122
Non-Cash Financing Activities	-	-
Supplemental disclosures:
Interest paid with cash	-	-
Income tax paid with cash	-	-

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

1.

Development Stage Company

IAS Communications, Inc., herein "the Company", was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

The Company, a development stage company, was engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, herein "CTHA", for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design, which can be incorporated into a wide variety of telecommunications applications. The Company has been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. See Note 8 for legal proceedings regarding underlying patents. Since May 1, 2002, the Company is no longer pursuing the development of the CTHA.

The Company currently does not have any plan of operations; however, the Company plans to seek other projects, which are yet to be determined.

Originally planned principal activities did not produce significant revenues and the pursuit of that business ceased. The Company suffered recurring losses from inception, totalling $6,121,560 and has a working capital deficit of $290,420. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to acquire or develop a new business and raise additional equity financing to achieve profitability and positive cash flow.

The Company may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,275,000 shares may be exercised for potential proceeds of $255,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

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

(c)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

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

(e)

Accounting for Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on fair value at the date of grant. Alternatively, a company may account for granted stock awards to employees under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts, which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

(f)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(g)

Foreign Currency Transactions/Balances

The Company's functional currency is the Canadian dollar. The Company has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction

(h)	Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(i)

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

(j)	Property and Equipment Property and equipment is recorded at cost and is depreciated on a straight-line basis over an estimated useful life of five years.

(k)

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

(l)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

(m)	Research and Development The Company charges research and development costs as incurred to operations.

(n)

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

(o)

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

3. Property and Equipment

			July 31,	April 30,
			2004	2004
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	3,166	275	447

4.

Intangible Assets

Although the Company does not intend on pursuing the CTHA, it has not terminated its rights to it. The Company's sublicence is exclusive, covering any and all international markets but excludes all military and governmental applications and resulting procurement interests. All improvements and embodiments that are created as a result of these military applications and additional research and development efforts will be transferred directly to the Company. The terms of the sublicence agreement are as follows:

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

5.

Convertible Debentures

The Company offered three year, 8¾%% interest, convertible debentures. Interest is due annually. The remaining $25,000 of such debentures were convertible into Class "A" shares at $3.50 on June 15, 2000. In the event the shares traded below $4.00 per share over a ten-day average prior to exercising into shares of the Company during November 16, 2000 to December 16, 2000, the convertible debentures were to be exercisable at 20% below the said ten-day average. The original maturity date was June 15, 2000. The Company will offer the debenture holders an additional extension on the maturity date or convert the debenture into shares.

6.

Common Stock Stock

Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class "A" common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the Stock Option Plan the Company has granted stock options to certain directors and employees.

IAS Communications, Inc.
(A Development Stage Company) N
N otes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

6.

Common Stock (continued)

Stock Option Plan (continued)

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

The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended July 31, 2004 is as follows:

	Class "A"
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)

Beginning of period	1,275,000.20
Cancelled	(25,000)	.20
End of period	1,250,000.20		31

If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

	July 31,	July 31,
	2004	2003
	$	$
	(unaudited)	(unaudited)

Net loss – as reported	(5,322)	(3,100)
Add: Stock-based compensation included in net loss –as reported	-	-
Deduct: Stock-based compensation expense determined on a
fair value basis	21,480	21,480
Net loss – pro forma	(26,802)	(24,580)
Basic net loss per share – as reported	-	-
Basic net loss per share – pro forma	-	-

7.

Due to Related Parties

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,121,560 and have a working capital deficit of $290,420. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

Pursuant to an amended private placement, which closed on May 31, 2002, we raised $191,850 and will issue 959,250 units at $0.20 per unit. Each unit, when issued, will consist of one common share and one share purchase warrant exercisable within one year from receipt of subscription proceeds at $0.25 per share. We may also raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,275,000 shares may be exercised for potential proceeds of $255,000. These options are currently not in-the-money and are unlikely to be currently exercised.

The Company will require significant additional capital to settle its debts and provide sufficient working capital for basic operations for the next twelve months.

Progress Report

The company is seeking other opportunities that will increase the value of the shares and attract funding. The company is currently putting the CTHA projects on hold until it has raised sufficient funds and has obtain a qualified engineer to develop the said technology to the manufacturing stage.

Results of Operations

Three months ended July 31, 2004 ("2004") compared to the three months ended July 31, 2003 ("2003")

The Company has no revenue for 2004 and 2003.

The net loss for 2004 was $5,322 compared to $3,100 for 2003. Administrative expenses increased by $2,222 to $4,572 as compared to $2,350 in 2003. Research and development expenses remain at $750 for 2004 and 2003.

Our net loss per share remained at $nil for 2004 and 2003.

Liquidity

During 2004, we financed our operations and received $3,351 by receiving financial support from related parties in the amount of $3,351. These amounts are unsecured, non-interest bearing and due on demand.

Our cash position has decreased during the quarter from $179 to $14, and our working capital deficit, as at July 31, 2004, is $290,420.

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

PART II  - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2004	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer