Form 10QSB
period 2004-10-31
IAS COMMUNICATIONS INC
filed 2004-12-20
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 31, 2004

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
December 2, 2004
Common - 35,243,562 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2004
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	April 30,
	2004	2004
	$	$
	(unaudited)	(audited)

Assets
Current Assets
Cash	68	179
Property and Equipment (Note 3)	103	447
Total Assets	171	626

Liabilities and Stockholders’ Deficit

Current Liabilities
Cheques issued in excess of funds on deposit	478	234
Accounts payable	69,321	71,577
Accrued liabilities (Note 6(c))	17,440	17,721
Due to related parties (Note 7)	182,686	170,917
Convertible debentures (Note 5)	25,000	25,000
Total Liabilities	294,925	285,449
Commitments and Contingencies (Note 8)
Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized; none issued		-
Common Stock (Note 6)
Class “A” voting - 100,000,000 shares authorized without
par value; 35,243,562 shares issued and
outstanding respectively	5,831,415	5,831,415
Class “B” non-voting - 100,000,000 shares authorized without
par value; none issued	-	-
Deficit Accumulated During the Development Stage	(6,126,169)	(6,116,238)
Total Stockholders’ Deficit	(294,754)	(284,823)
Total Stockholders’ Deficit and Liabilities	171	626

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Accumulated from
	December 13, 1994	Three months ended		Six months ended
	(Date of Inception)	October 31,		October 31,
	to October 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
General and Administration

Bank charges	2,009	581	750	624	823
Depreciation	1,720	172	172	344	344
Interest on convertible
debentures	5,470	547	547	1,094	1,094
Investor relations	1,595	-	-	-	-
Office, postage and
courier	4,189	(126)	2,594	(126)	1,524
Professional fees	41,972	1,933	4,313	5,092	6,916
Transfer agent and
regulatory	8,272	752	360	1,403	385
	65,227	3,859	8,736	8,431	11,086
Research and Development
Royalty	6,000	750	750	1,500	1,500
Consulting	210	-	-	-	-
	6,210	750	750	1,500	1,500
Loss from Continuing
Operations	(71,437)	(4,609)	(9,486)	(9,931)	(12,586)
Discontinued Operations	(6,054,732)	-	-	-	-
Net Loss for the Period	(6,126,169)	(4,609)	(9,486)	(9,931)	(12,586)

Basic and Diluted Loss Per
Share		-	-	-	-

Weighted Average Shares
Outstanding		35,244,000	35,244,000	35,244,000	35,244,000

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Six months ended
	October 31,
	2004	2003
	$	$
Cash Flows Used in Operating Activities
Net loss	(9,931)	(12,586)
Adjustments to reconcile net loss to cash
Depreciation and amortization	344	344
Change in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(2,537)	3,683
Net Cash Used in Operating Activities	(12,124)	(8,559)
Cash Flows Provided by Financing Activities
Cheques issued in excess of funds on deposit	244	-
Advances from related parties	11,769	10,050
Net Cash Provided by Financing Activities	12,013	10,050
Increase (Decrease) in Cash	(111)	1,491
Cash (Deficiency) – Beginning of Period	179	(1,482)
Cash – End of Period	68	9
Non-Cash Financing Activities	-	-
Supplemental disclosures:
Interest paid with cash	-	1,750
Income tax paid with cash	-	-

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

1.

Development Stage Company

IAS Communications, Inc., herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

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

Originally planned principal activities did not produce significant revenues and the pursuit of that business ceased. The Company suffered recurring losses from inception, totalling $6,126,169 and has a working capital deficit of $294,857. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to acquire or develop a new business and raise additional equity financing to achieve profitability and positive cash flow.

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

(c)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(e)

Accounting for Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on fair value at the date of grant. Alternatively, a company may account for granted stock awards to employees under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma income amounts, which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

(f)	Cash and Cash Equivalents The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(g)

Foreign Currency Transactions/Balances

The Company’s functional currency is the Canadian dollar. The Company has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

(h)	Concentration of Credit Risk Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(i)

Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

(l)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

3.	Property and Equipment

			October 31,	April 30,
			2004	2004
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	3,338	103	447

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

The fair value of the employee’s purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes model.

The weighted average number of shares under option and option price for the period ended October 31, 2004 is as follows:

	Class “A”
	Common	Weighted	Weighted
	Shares	Average	Average
	Under	Option	Remaining Life
	Option	Price	of Options
	#	$	(Months)
Beginning of period	1,275,000.20
Cancelled	(25,000)	.20

End of period	1,250,000.20		28

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	October 31,	October 31,
	2004	2003
	$	$
	(unaudited)	(unaudited)

Net loss — as reported	(13,931)	(12,586)
Add: Stock-based compensation included in net
loss — as reported	-	-
Deduct: Stock-based compensation expense
determined on a fair value basis	(43,680)	(21,480)
Net loss — pro forma	(57,611)	(34,066)
Basic net loss per share - as reported	-	-
Basic net loss per share - pro forma	-	-

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

7.

Due to Related Parties

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President.

8.	Legal Proceedings

a)	The Company is the defendant in an action claiming unpaid legal fees of approximately $27,000. The Company disputes the claim and intends to defend the action.

b)

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,126,169 and have a working capital deficit of $294,857. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may also raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,250,000 shares may be exercised for potential proceeds of $250,000. These options are currently not in-the-money and are unlikely to be currently exercised.

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

Results of Operations

Six months ended October 31, 2004 (“2004”) compared to the six months ended October 31, 2003 (“2003”)

The Company has no revenue for 2004 and 2003.

The net loss for 2004 was $9,931 compared to $12,586 for 2003. Administrative expenses decreased by $2,655 to $8,431 as compared to $11,086 in 2003. Research and development expenses remain at $1,500 for 2004 and 2003.

Our net loss per share remained at $nil for 2004 and 2003.

Liquidity

During 2004, we financed our operations and received $11,769 by receiving financial support from related parties in the amount of $182,686. These amounts are unsecured, non-interest bearing and due on demand.

Our cash position has decreased during the six months ended October 31, 2004 from $179 to $68, and our working capital deficit, as at October 31, 2004, is $294,857.

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

Dated: December 16, 2004	IAS Communications, Inc.

By: /s/ John G. Robertson
____________________________________
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
_____________________________________
James Vandeberg, Chief Operating
Officer and Chief Financial Officer