Form 10QSB
period 2005-01-31
IAS COMMUNICATIONS INC
filed 2005-03-17
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

IAS COMMUNICATIONS, INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1063549
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103 – 11871 Horseshoe Way
Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

__________________________________________
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

March 14, 2004

Common - 35,243,562 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2005
(unaudited)

IAS Communications, Inc.
(A Development Stage Company)

F-i

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	January 31,	April 30,
	2005	2004
	$	$
	(unaudited)	(audited)

Assets
Current Assets
Cash	6	179
Total Current Assets	6	179
Property and Equipment (Note 3)	–	447
Total Assets	6	626

Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit	18	234
Accounts payable	80,320	71,577
Accrued liabilities	17,737	17,721
Due to related parties (Note 5)	190,012	170,917
Convertible debentures (Note 6)	25,000	25,000
Total Liabilities	313,087	285,449
Contingent Liabilities (Note 8)
Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized; none issued	–	–
Common Stock (Note 7)
Class “A” voting - 100,000,000 shares authorized without
par value; 35,243,562 shares issued and
outstanding	5,831,415	5,831,415
Class “B” non-voting - 100,000,000 shares authorized without
par value; none issued	–	–
Deficit Accumulated During the Development Stage	(6,144,496)	(6,116,238)
Total Stockholders’ Deficit	(313,081)	(284,823)
Total Liabilities and Stockholders’ Deficit	6	626

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	Accumulated from
	December 13, 1994
	(Date of Inception)	Three months ended		Nine months ended
	to January 31,	January 31,		January 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	–	–	–	–	–
Expenses
Bank charges	2,161	152	104	776	927
Depreciation	1,823	103	172	447	516
Interest on convertible
debentures	6,017	547	547	1,641	1,641
Investor relations	1,595	–	708	–	708
License fees	6,500	500	750	2,000	2,250
Office	4,855	666	192	540	1,716
Professional fees	58,035	15,853	3,316	20,945	10,232
Transfer agent and regulatory	8,778	506	249	1,909	634
Total Expenses	89,764	18,327	6,038	28,258	18,624
Loss from Continuing
Operations	(89,764)	(18,327)	(6,038)	(28,258)	(18,624)
Discontinued Operations	(6,054,732)	–	–	–	–
Net Loss	(6,144,496)	(18,327)	(6,038)	(28,258)	(18,624)

Net Loss Per Share - Basic and
Diluted		–	–	–	–

Weighted Average Shares
Outstanding		35,244,000	35,244,000	35,244,000	35,244,000

(The accompanying notes are an integral part of these financial statements)

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Nine months ended
	January 31,
	2005	2004
	$	$
Cash Flows to Operating Activities
Net loss	(28,258)	(18,624)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	447	516
Change in operating assets and liabilities
Accounts payable and accrued liabilities	8,759	(11,885)
Net Cash Used in Operating Activities	(19,052)	(29,993)
Net Cash Used in Investing Activities	–	–
Cash Flows from Financing Activities
Advances from related parties	19,095	34,731
Net Cash Provided by Financing Activities	19,095	34,731
Increase in Cash and Cash Equivalents	43	4,738
Cash and Cash Equivalents – Beginning of Period	(55)	(1,482)
Cash and Cash Equivalents – End of Period	(12)	3,256
Cash and Cash Equivalents consists of:
Cash	6	3,256
Cheques issued in excess of funds on deposit	(18)	–
	(12)	3,256
Non-cash Investing and Financing Activities	–	–
Supplemental Disclosures:
Interest paid	875	875
Income tax paid	–	–

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

Originally planned principal activities did not produce significant revenues and the pursuit of that business ceased. The Company suffered recurring losses from inception, totalling $6,144,496 and has a working capital deficit of $313,081. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from its current dormant status is dependent upon its successful efforts to acquire or develop a new business and raise additional equity financing to achieve profitability and positive cash flow.

The Company will require significant additional capital to settle its debts and provide sufficient working capital for basic operations over the next twelve months.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation and Year End

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

	(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over an estimated useful life of five years.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(e)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	(f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

	(g)	Foreign Currency Transactions/Balances

The Company’s functional and reporting currency is the United States dollar. The Company has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

	(h)	Revenue Recognition

As the Company has no specific business purpose there is no revenue recognition policy.

	(i)	Stock-based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Pro forma net loss and basic and diluted net loss per share are the same as the reported figures for the periods presented in these financial statements.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(j)	Basic and Diluted Net Income (Loss) Per Share

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

	(k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(l)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(m)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed

	(m)	Interim Financial Statements

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

	(n)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

			January 31,	April 30,
			2005	2004
		Accumulated	Net Book	Net Book
	cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer and office equipment	3,441	3,441	-	447

4.	Intangible Assets

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

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

4.	Intangible Assets (continued)

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

5.	Related Party Balances

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President of the Company.

6.	Convertible Debentures

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

The weighted average number of shares under option and option price for the period ended January 31, 2005 is as follows:

	Class “A”
	Common		Weighted
	Shares	Weighted	Average
	Under	Average	Remaining Life
	Option	Option Price	of Options
	#	$	(Months)
Beginning of period	1,275,000.20
Cancelled	(25,000)	.20

End of period	1,250,000.20		25

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

8.	Contingent Liabilities

	a)	The Company is the defendant in an action claiming unpaid legal fees of approximately Cdn$29,000. The Company disputes the claim and intends to defend the action.

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,144,496 and have a working capital deficit of $313,081. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may also raise additional funds through the exercise of stock options, if exercised. Options with respect to 1,250,000 shares may be exercised for potential proceeds of $250,000. These options are currently not in-the-money and are unlikely to be currently exercised.

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

Results of Operations

Nine months ended January 31, 2005 (“2005”) compared to the nine months ended January 31, 2004 (“2004”)

The Company has no revenue for 2005 and 2004.

The net loss for 2005 was $28,258 compared to $18,624 for 2004. The increase in loss for 2005 was mainly due to legal fees incurred to negotiate a new license agreement with Western Virginia University in the current period.

Our basic and diluted net loss per share was $nil for 2005 and 2004.

Liquidity

During 2005, we financed our operations by receiving financial support from related parties in the amount of $19,095. These amounts are unsecured, non-interest bearing and due on demand.

Our cash position has decreased during the nine months ended January 31, 2005 from $179 to $6, and our working capital deficit as at January 31, 2005 was $313,081 compared to $285,270 as at April 30, 2004.

Item 3. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the Company’s most recent fiscal year, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. We also confirm that our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, included our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is the defendant in an action claiming unpaid legal fees of approximately Cdn$29,000. The Company disputes the claim and intends to defend the action.

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

IAS Communications, Inc.

Dated: March 17, 2005	By:	/s/ John G. Robertson

John G. Robertson, President
(Principal Executive Officer)

Dated: March 17, 2005	By:	/s/ James Vandeberg

James Vandeberg, Chief Operating
Officer and Chief Financial Officer