Form 10KSB
period 2005-04-30
IAS COMMUNICATIONS INC
filed 2005-08-01
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 25,
2005, computed by reference to the price at which the stock was sold on that date: $1,153,866.

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2005 and July 25, 2005 was 35,243,562.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒ .

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

On April 6, 2005, we entered into an agreement with JGR Petroleum, Inc. (“JGR”) to purchase an interest in two producing wells located in Burleson County, Texas from JGR. We agree to issue 1,000,000 shares of restricted common stock of IAS to JGR as full consideration for the purchase of interests set forth below:

1. Herrman, Roy #4 Well - 15.5% working interest
2. #C-S-1 Well - 6.65% working interest (5.14% net interest)

To date, these shares have not been issued. The shares are to be issued on the basis of 1 share for every $0.10 of revenue received by IAS Communications

RISK FACTORS

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

Developmental Stage Company. We were incorporated on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $327,549. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

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

Control by Current Insiders. Approximately 27,500,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 70% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

Effective March 17, 2005, we entered into a settlement and release agreement with Integral Concepts Inc. (“ICI”) to terminate the exclusive worldwide sublicense granted to the Company by ICI.

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

On March 17, 2005, we entered into a Non-Exclusive License Agreement with WVURC regarding the CTHA technology sublicense. IAS and WVURC agree to license the CTHA technology back to IAS on a nonexclusive basis for the worldwide rights. IAS will continue to pay a license fee of US$3,000 to WVURC and a royalty of 10% of the net sales.

In addition, effective March 17, 2005, we entered into a settlement and release agreement with West Virginia University Research Corporation. WVRUC agrees to waive the US$315,778.50 research and development payment due from IAS in consideration for the termination of the IAS sublicense agreement with ICI. IAS will unconditionally release and discharge WVURC and related parties from all claims IAS may have against them.

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

RESEARCH AND DEVELOPMENT

We expensed in 2005 $1,000 on research and development as compared to $3,000 in 2004. Research and development is required to keep the license in good standing.

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

In addition to our Officers, we currently employ no full-time employees and utilize contractors as required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the OTC Bulletin Board under the symbol "IASCA.OB" where it has traded since April 16, 1996. Our Common Stock has traded at between $0.010 and $4.62 per share since April 16, 1996.

The following table sets forth the high and low prices for the Company's Common Stock, as reported by Nasdaq Trading & Market Services for the quarters presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended July 31, 2003	.03	.017	.04	.025
Quarter Ended October 31, 2003	.062	.02	.1	.025
Quarter Ended January 31, 2004	.09	.05	.1	.051
Quarter Ended April 30, 2004	.06	.04	.1	.06
Quarter Ended July 31, 2004	.05	.04	.06	.05
Quarter Ended October 31, 2004	.05	.04	.07	.06
Quarter Ended January 31, 2005	.05	.031	.06	.04
Quarter Ended April 30, 2005	.40	.031	.45	.05

As of July 25, 2005 there were 35,243,562 shares of Common Stock outstanding, held by 139 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities. See the Statement of Stockholders’ Equity and the Notes to our audited financial statements for the fiscal year ended April 30, 2005 for more information on recent sales of unregistered securities.

During the fiscal year ended April 30, 2005, there were no shares issued in connection with the exercise of warrants or stock options.

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

We are a development stage company. We are currently not engaged in the commercialization of the CTHA and do not have any plan of operations, however, we plan to seek other projects, which are yet to be determined.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totaling $6,158,964 and has a working capital deficit of $327,549 which includes checks issued in excess of funds on deposit of $523. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to its planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,250,000 shares may be exercised for potential proceeds of $491,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

Results of Operation for the Year Ended April 30, 2005 ("2005") as compared to the Year Ended April 30, 2004 ("2004")

Due to a lack of funds we were unable to pursue any sales and as a result for 2005 and 2004 the Company only incurred expenses to sustain the operations. The Company has not incurred any revenue since inception. Office expenses decreased by $1,660 in 2005 to $1,094 as compared to 2,756 in 2004. No management fees were charged during 2005 nor 2004. Professional fees increased by $16,872 to $34,327 in 2005 from $17,455 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

During 2005 we financed our operations and received $30,236 by:

(i)	receiving financial support from related parties in the amount of $29,947. These amounts are unsecured, non-interest bearing and due on demand.

(ii)	issuing cheques in excess of funds on deposit in the amount of $289.

During 2005 we invested these funds as follows:

(i)	$39,415 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2004.

Our cash position remained the approximately the same at $0 as compared to $179 in 2004 and our working capital deficit, as at April 30, 2005, is $327,549.

ITEM 7: FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

Subsequent to the date of their evaluation, there were no corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could affect these controls subsequent to the date of the evaluation.

ITEM 8B. OTHER INFORAMTION.

On April 6, 2005, we entered into an agreement with JGR Petroleum, Inc. (“JGR”) to purchase an interest in two producing wells located in Burleson County, Texas from JGR. We agree to issue 1,000,000 shares of restricted common stock of IAS to JGR as full consideration for the purchase of interests set forth below:

1. Herrman, Roy #4 Well - 15.5% working interest
2. #C-S-1 Well - 6.65% working interest (5.14% net interest)

To date, these shares have not been issued. The shares are to be issued on the basis of 1 share for every $0.10 of revenue received by IAS Communications.

WEST VIRGINIA UNIVERSITY RESEARCH CORPORATION NON-EXCLUSIVE LICENSE AGREEMENT

On March 17, 2005, we closed on a transaction pursuant to which we entered into a Non-Exclusive License Agreement with West Virginia University Research Corporation (“WVURC”) regarding the CTHA technology sublicense.

We obtained the rights to the CTHA through a series of transactions. Dr. James E. Smith ("Dr. Smith"), a tenured professor at West Virginia University ("WVU"), directed the research and development of CTHA utilizing WVU's facilities and funding. Under Dr. Smith's employment agreement with WVU, the patentable ideas for the CTHA were assigned to WVURC and became its property on April 12, 1994. An exclusive worldwide license was granted by WVURC to Integral Concepts, Inc. (ICI"), a corporation owned and controlled by Dr. Smith, to manufacture the CTHA and sublicense others to manufacture, market, sell copies of, license and distribute the CTHA.

On July 10, 1995, ICI granted an exclusive worldwide sublicense to us. The term of the sublicense, subject to compliance of the terms thereof, is perpetual and requires the payment of a minimum annual royalty of $3,000.

IAS and WVURC agree to license the CTHA technology back to IAS on a nonexclusive basis for the worldwide rights. IAS will continue to pay a minimum royalty fee of US$3,000 to WVURC and a royalty of 10% of the net sales, whichever is greater.

In addition, effective March 17, 2005, we entered into a settlement and release agreement with West Virginia University Research Corporation. WVRUC agrees to waive the US$315,778.50 research and development payment due from IAS in consideration for the termination of the IAS sublicense agreement with ICI. IAS will unconditionally release and discharge WVURC and related parties from all claims IAS may have against them.

INTEGRAL CONCEPTS INC. SETTLEMENT AND RELEASE AGREEMENT

Effective March 17, 2005, we entered into a settlement and release agreement with Integral Concepts Inc. (“ICI”) to terminate the exclusive worldwide sublicense granted to the Company by ICI.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

Name	Age	Position

John G. Robertson	64	Principal Executive Officer, President, Chairman of the Board and Member of the Board of Directors
Jennifer Lorette	33	Secretary and Member of the Board of Directors
James Vandeberg	61	Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors

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

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson - President, Principal Executive Officer and a Member of the Board of Directors.

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

Jennifer Lorette - Secretary/Treasurer and a Member of the Board of Directors

Ms. Lorette is a founder, and has been Secretary of the Company since February 1995. Since June 1994 Ms. Lorette has been Vice President of REGI U.S., Inc., an Oregon corporation traded on the OTC bulletin board. She also became a director in January 2001. Since 2001 she has been a director of Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., a Florida corporation traded on the PinkSheets, and its predecessor. Since November 2000 Ms. Lorette has also been a director of Linux Gold Corp. Since February 2001 Ms. Lorette has been a director of Teryl Resources Corp., a public company trading on the TSX Venture Exchange involved in gold, diamond, and oil and gas exploration.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than James Vandeberg who furnished no Forms to us during the year, no officer, director or beneficial owner of more than ten percent of our Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson was previously granted 350,000 options which have been cancelled and replaced with options to purchase 1,000,000 shares of common stock at $0.20 share and which expire on November 20, 2006.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP(2) Payout ($)	All Other Compensation ($)
John G. Robertson, President and CEO	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	nil nil nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
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

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 2005, and stock options held at year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable
Value of Unexercised Options at Year End (1) Exercisable / Unexercisable
John G. Robertson	-0-	-0-	1,000,000 / 0	-0- / -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.19 per share for our Common Stock on April 30, 2005, and the exercise price of each option ($0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 25, 2005, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Shares Owned	Percentage of
		Class A Shares
		Owned
John G. Robertson, President and member of	13,511,808	38.3%
the Board of Directors [1] [2]

Access Information Services, Inc. [4]	12,467,508	35.4%
JGR Petroleum Inc. [9]	7,825,810	22.2%
SMR Investments [10]	4,370,252	12.4%
Robertson Family Trust [5]	12,467,508	35.4%
Jennifer Lorette Secretary/Treasurer [1] [7]	146,000	*
James L. Vandeberg [1][6], Chief Operating	100,000	*
Officer, Chief Financial Officer and Member
of the Board of Directors
ALL EXECUTIVE OFFICERS &	13,757,808	39.0%
DIRECTORS AS A GROUP (FOUR
INDIVIDUALS) (8)
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

[3] Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[4] Includes 12,467,508 shares owned of record by Access Information Services, a corporation owned by the trust. The address of the Robertson Family Trust is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[5] Includes 100,000 options that are currently exercisable. Mr. Vandeberg's address is 22344 NE 31st Street, Sammamish, WA 98074.

[6] Includes 100,000 options that are currently exercisable. Ms. Lorette's address is the same as our address.

[7] Includes 12,467,508 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

[8] JGR Petroleum Inc. is a corporation owned by The Robertson Family Trust. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada

[9] SMR Investments is a corporation owned by Sue Robertson, the wife of Mr. Robertson. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada

CHANGES IN CONTROL

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

Effective March 17, 2005, we entered into a settlement and release agreement with Integral Concepts Inc. (“ICI”) to terminate the exclusive worldwide sublicense granted to the Company by ICI.

To date, there have not been any transactions between us and our officers, directors, principal shareholders or affiliates other than as set forth above. We believe that the transactions described here were on terms more favorable to our officers, and directors, than otherwise could be obtained if such transactions were with non-related parties.

ITEM 13. EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Marketing Agreement between IAS and Information Highway.com, Inc.	(3)
23.1	Professional Service Agreement between IAS and Cadence Design Systems, Inc.	(3)
23.2	Consulting Agreement between IAS and Capital Research Group Inc.	(3)
23.3	License Agreement between IAS and World Tracking Technologies, Inc.	(3)
23.4	Amendment to License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
10.8	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly “World Tracking Technologies, Inc.)	(4)
10.9	JGR Petroleum, Inc. Interest in Oil and Gas Wells	(5)
10.10	West Virginia University Research Corporation Non-Exclusive License Agreement	(5)
10.11	West Virginia University Research Corporation Settlement and Release Agreement	(5)
10.12	Integral Concepts Inc. Settlement and Release Agreement	(5)
23.1	Consent of Manning Elliott	(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(5)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(5)
32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(5)
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(5)

__________________________
(1)	Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2)	Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3)	Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4)	Incorporated by reference from Form 10-KSB for Fiscal Year 2001.
(5)	Attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Manning Elliott:

	2005	2004
Type of Services Rendered	Fiscal Year	Fiscal Year
	(CAD$)	(CAD$)

(a) Audit Fees	$7,750	$7,950

(b) Audit-Related Fees	$1,385	Nil

(c) Tax Fees	Nil	$500

(d) All Other Fees	Nil	Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS COMMUNICATIONS, INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: July 28, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of July 27, 2004.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President,	7/28/05
(John G. Robertson)	Chief Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer and	7/28/05
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Secretary and Director	7/28/05
(Jennifer Lorette)

Item 7: Financial Statements

IAS Communications, Inc.
(A Development Stage Company)

April 30, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
I AS Communications, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of IAS Communications, Inc. (A Development Stage Company) as at April 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ deficit for the period f r om December 13, 1994 (Date of Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004. These if nancial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the f i nancial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of h t e Company as at April 30, 2005 and 2004, and the results of its operations and its cash flows for the period from December 13, 1994 (Date of Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has accumulated operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These f i nancial statements do not include any adjustments that might result from the outcome of these uncertainties.

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 28, 2005

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

		April 30,	April 30,
		2005	2004
		$	$

Assets
Current Assets
Cash		–	179
Prepaid Expenses		2,000	–

Total Current Assets		2,000	179

Property and Equipment (Note 3)		–	447

Total Assets		2,000	626

Liabilities and Stockholders’ Deficit
Current Liabilities

Cheques issued in excess of funds on deposit		523	234

Accounts payable		83,378	71,577

Accrued liabilities		19,784	17,721

Due to related parties (Note 5)		200,864	170,917

Convertible Debentures (Note 6)		25,000	25,000

Total Liabilities		329,549	285,449

Commitments and Contingent Liabilities (Notes 8 and 9)

Stockholders’ Deficit

Preferred Stock	– 50,000 shares authorized; none issued	–	–

Common Stock (Note 7)

Class “A” voting	– 100,000,000 shares authorized without par value
	35,243,562 shares issued and outstanding	5,831,415	5,831,415

Class “B” non-voting	– 100,000,000 shares authorized without par value
	none issued	–	–

Deficit Accumulated During the Development Stage		(6 ,158,964)	(6,116,238)

Total Stockholders’ Deficit		(327,549)	(284,823)

Total Liabilities and Stockholders’ Deficit		2,000	626

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	December 13, 1994	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to April 30,	April 30,	April 30,
	2005	2005	2004
	$	$	$

Revenue	–	–	–
Operating Expenses
Depreciation	1,823	447	688
Interest on convertible debentures	6,564	2,188	2,188
Investor relations	1,595	–	828
License	5,500	1,000	3,000
Office	6,796	1,096	2,756
Professional fees	71,417	34,327	17,455
Transfer agent and regulatory	11,537	4,668	3,179
Total Operating Expenses	105,232	43,726	30,094
Loss from Operations	(105,232)	(43,726)	(30 ,094)
Other Income
Gain on license obligation (Note 4)	1,000	1,000	–
Loss Before Discontinued Operations	(104,232)	(42,726)	(30 ,094)
Discontinued Operations	(6,054,732)	–	150,087
Net Income (Loss)	(6,158,964)	(42,726)	119,993

Net Income (Loss) Per Share - Basic and Diluted
- From Continuing Operations		–	–
- From Discontinued Operations		–	–
Weighted Average Shares Outstanding		35,244,000	35,244,000

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	December 13, 1994	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to April 30,	April 30,	April 30,
	2005	2005	2004
	$	$	$

Cash Flows to Operating Activities

Net Income	(6,158,964)	(42 ,726)	119,993

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	189,109	447	688
Shares and options issued for services	556,050	–	–
Accounts payable written off	(486,075)	–	(150,087)
Assets written-off	455,957	–	–
Gain on shares cancelled	(10)	–	–
Shares issued for convertible debenture interest	18,786	–	–

Change in operating assets and liabilities
Prepaid expense	(2,000)	(2 ,000)	–
Decrease in inventory	(28,615)
Accounts payable and accrued liabilities	744,940	13,864	(6,394)

Net Cash Used in Operating Activities	(4,710,823)	(30 ,415)	(35,800)

Cash Flows from Investing Activities
Purchase of property and equipment	(99,626)	–	–
Purchase of license	(250,000)	–	–
In crease in patent protection costs	(266,822)	–	–

Net Cash Used in Investing Activities	(616,448)	–	–

Cash Flows from Financing Activities
Advances from related parties	881,824	29,947	37,227
Checks issued in excess of funds on deposit	523	289	(1,248)
Proceeds from issuance of common stock	4,044,924	–	–
Proceeds from convertible debentures	400,000	–	–

Net Cash Provided by Financing Activities	5,327,271	30,236	35,979

Net (Decrease) Increase in Cash	–	(179)	179
Cash – Beginning of Period	–	179	–
Cash - End of Period	–	–	179

Non -cash Investing and Financing Activities

Shares issued to settle related party debt	892,741	–	–
Shares issued for services	499,098	–	–
Shares issued for convertible debentures and accrued interest
converted	394,661	–	–
Shares issued for technology	1	–	–
Shares issued to an officer donated back and cancelled	(10)	–	–

Supplemental Disclosures:

Interest paid		875	1,750
Income tax paid		–	–

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
From December 13, 1994 (Date of inception) to April 30, 2005
(expressed in U.S. dollars)

			Deficit
			Accumulated	Total
	Common Stock		During the	Stockholders’
	Class A		Development	Equity
	Shares	Amount	Stage	(D eficit)
	#	$	$	$
Balance – December 13, 1994 (Date of inception)	–	–	–	–
Shares issued for cash	100	10	–	10
Shares issue for technology	6,000,000	1	–	1
Stock issued for cash pursuant to:
A private placement	700,000	70,000	–	70,000
A public offering memorandum	336,333	252,250	–	252,250
Net loss for the period	–	–	(83,615)	(83,615)
Balance – April 30, 1995	7,036,433	322,261	(83,615)	238,646
Shares previously issued, donated back and
cancelled	(100)	(10)	–	(10)
Shares issued for cash pursuant to options exercised	210,000	52,500	–	52,500
Net loss for the year	–	–	(480,298)	(4 80,298)
Balance – April 30, 1996	7,246,333	374,751	(5 63,913)	(1 89,162)
Shares issued for cash pursuant to:
A private placement	722,000	1,124,500	–	1,124,500
Options exercised	224,000	140,500	–	140,500
Shares issued for services	25,000	8,333	–	8,333
Net loss for the year	–	–	(1,044,516)	(1,044,516)
Balance – April 30, 1997	8,217,333	1,648,084	(1,608,429)	39,655
Shares issued for cash pursuant to:
A public offering memorandum	263,667	197,750	–	197,750
Options exercised	87,500	26,875	–	26,875
A private placement	7,000	15,750	–	15,750
A private placement and foreign units offering	575,600	1,007,300	–	1,007,300
Shares issued for services	169,250	260,125	–	260,125
Net loss for the year	–	–	(1,633,047)	(1,633,047)
Balance – April 30, 1998	9,320,350	3,155,884	(3,241,476)	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	–	500
A private placement and foreign units offering	95,000	166,250	–	166,250
A private placement	200,000	200,000	–	200,000
Exercise of warrants	48,000	84,000	–	84,000
Shares issued for services	132,000	230,640	–	230,640
Shares issued pursuant to conversion of convertible
debentures including accrued interest	471,508	345,520	–	345,520
Net loss for the year	–	–	(1,219,435)	(1,219,435)
Balance – April 30, 1999	10,268,858	4,182,794	(4,460,911)	(2 78,117)
Shares issued pursuant to:
A private placement	968,902	484,451	–	484,451
Options exercised	2,500	2,500	–	2,500
Warrants exercised	18,125	30,938	–	30,938
Shares issued pursuant to conversion of convertible
debentures including accrued interest	62,854	38,266	–	38,266
Net loss for the year	–	–	(572,169)	(572,169)
Balance – April 30, 2000	11,321,239	4,738,949	(5,033,080)	(2 94,131)

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
From December 13, 1994 (Date of inception) to April 30, 2005
(expressed in U.S. dollars)

			Deficit
			Accumulated	Total
	Common Stock		During the	Stockholders’
			Development	Equity
	Shares	Amount	Stage	(Deficit)
	#	$	$	$

Balance – April 30, 2000	11,321,239	4,738,949	(5,033,080)	(294,131)
Shares issued to settle debt	267,048	211,781	–	211,781
Shares issued pursuant to conversion of convertible
debentures including accrued interest	12,358	10,875	–	10,875
Net loss for the period	–	–	(755,406)	(755,406)
Balance – April 30, 2001	11,600,645	4,961,605	(5,788,486)	(826,881)
Net loss for the year	–	–	(752,321)	(752,321)
Balance April 30, 2002	11,600,645	4,961,605	(6,540,807)	(1,579,202)
Shares issued for cash pursuant to a private
placement	944,250	188,850	–	188,850
Shares issued to settle related party debt	22,698,667	680,960	–	680,960
Net income for the year	–	–	304,576	304,576
Balance April 30, 2003	35,243,562	5,831,415	(6,236,231)	(404,816)
Net income for the year	–	–	119,993	119,993
Balance April 30, 2004	35,243,562	5,831,415	(6,116,238)	(284,823)
Net loss for the year	–	–	(42,726)	(42,726)
Balance April 30, 2005	35,243,562	5,831,415	(6,158,964)	(327,549)

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

1.	Development Stage Company

IAS Communications, Inc, herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of th e State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “ Accounting and Reporting by Development Stage Enterprises”.

The Company, a development stage company, was engaged in the commercialization of advanced antenna te chnology known as the Contrawound Toroidal Helical Antenna, herein “CTHA”, for wireless communications markets including cellular, meter reading and global positioning services. The CTHA, developed in conjunction with researchers at West Virginia University, is a technologically advanced antenna design, which can be incorporated in to a wide variety of telecommunications applications. The Company has been granted worldwide non-exclusive sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA te chnology as described in Note 4. Since May 1, 2002, the Company has not actively pursued the development of th e CTHA. See Note 9 for legal proceedings regarding underlying patents.

Originally planned principal activities did not produce significant revenues and the pursuit of that business ceased.

On April 9, 2005, the Company entered into an agreement with a private company controlled by the President of the Company to acquire a working interest in two producing oil wells located in Burleson County, Texas.

The Company has suffered recurring losses from inception, totalling $6,158,964 and at April 30, 2005, has a working capital deficit of $327,549. The ability of the Company to emerge from its current dormant status is dependent upon it s successful efforts to acquire or develop a new business and raise additional equity financing to achieve profitability and positive cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of iss uance to be cash equivalents.

	(d)	Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over an estimated useful li fe of five years.

	(e)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial in struments.

	(f)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Foreign Currency Transactions/Balances

The Company’s functional and reporting currency is the United States dollar. The Company has adopted SFAS No. 52, “ Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are tr anslated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are tr anslated at rates of exchange in effect at the date of the transaction.

	(h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the in come statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	(i)	Stock-based Compensation

The Company accounts for stock- based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under th e intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “ Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123 ” (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Refer to Note 7.

The pro forma information is as follows:

	Year Ended
	April 30,	April 30,
	2005	2004
	$	$

Net loss — as reported	(42,726)	119,993
Add: Stock-based compensation expense included in net
lo ss — as reported	–	–
Deduct: Stock-based compensation expense determined
under fair value method	–	(563)
Net income (loss) — pro forma	(42,726)	119,430

Net income (loss) per share (basic) — as reported	–	–
Net income (loss) per share (basic) — pro forma	–	–

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Stock-based Compensation (continued)

The fair value of the options granted during last year (no options were granted this year) was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
April 30,
2004
$

Expected dividend yield	0%
Risk-free interest rate	2.49%
Expected volatility	273%
Expected option life (in years)	2

(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income ,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and it s related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or tha t may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for tr ansactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R re quires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of th e equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the im plementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, “ Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective fo r nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 . Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

(l)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

3.	Property and Equipment

			April 30,	April 30,
			2005	2004
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer and office equipment	3,441	3,441	–	447

4.	Intangible Assets

By Sublicense Agreements dated July 10, 1995, the Company was granted an exclusive worldwide sublicense by In tegral Concepts Inc. (“ICI”) and West Virginia University Research Corporation (“WVURC”) to the CTHA te chnology, excluding all military and governmental applications and resulting procurement interests. On March 17, 2005, the Company entered into Settlement and Release Agreements with each of ICI and WVURC to terminate the July 10, 1995 Agreements. Accordingly, the Company was released from all previously accrued royalty fees. As $1,000 was accrued at the end of last year, this results in a gain of $ 1,000 this year.

On March 17, 2005, the Company entered into a Non-Exclusive License Agreement with WVURC for the development, manufacture, use and sale of the CTHA technology. The agreement commenced on January 15, 2005. The terms of the non-exclusive sublicense agreement are as follows:

	(i)	The Company will pay a license fee of $3,000 for each calendar year, payable on or before January 15 of each year (paid).

	(ii)	The Company will pay a royalty 10% of net sales.

	(iii)	The Company will pay a royalty of 50% of all other sublicense revenues.

All royalties in items (ii) and (iii) are payable within 30 days of each calendar quarter. The terms of the agreement remain in effect until the expiration of the last to expire of the patents included in the CTHA technology.

5.	Related Party Transactions

(a)
The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)
The Company entered into an agreement dated April 6, 2005, with a private company controlled by the President of the Company to acquire a working interest in two producing oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. Refer to Note 8 b).

	(c)	The Company entered into an agreement with a professional law firm in which a partner of the firm is an Officer and Director of the Company. Refer to Note 8 a).

6.	Convertible Debentures

The Company offered three year, 8¾% interest, convertible debentures. Interest is due annually. The remaining $25,000 of such debentures were convertible into Class “A” shares at $3.50 on June 15, 2000. In the event the shares traded below $4.00 per share over a ten-day average prior to exercising the conversion during November 16, 2000 to December 16, 2000, the convertible debentures were to be exercisable at 20% below the said ten- day average. The original maturity date was June 15, 2000 . The Company will offer the debenture holders an additional extension on the maturity date or convert the debenture into shares.

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

The options are granted for current services provided to the Company. SFAS 123 requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation costs on the intrinsic value basis set out in APB Opinion No. 25. As stock options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized . However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis. As performance stock fo r non- employees is issued for services rendered, the fair value of the shares issued is recorded as compensation cost, at the date the shares are issued, based on a discounted average trading price of the Company's stock as quoted on the Over The Counter Bulletin Board. The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black- Scholes model.

The following table summarized stock option plan activities:

	Fiscal Year Ended		Fiscal Year Ended
	April 30, 2005		April 30, 2004
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	#	$	#	$

Outstanding at beginning of year	1,275,000	0.20	1,225,000	0.20
Granted	–	–	50,000	0.20
Exercised	–	–	–	–
Cancelled	(25,000)	0.20	–	–

Outstanding at end of year	1,250,000	0.20	1,275,000	0.20

Exercisable at end of year	1,250,000	0.20	1,275,000	0.20

Stock options outstanding at April 30, 2005 had a weighted average remaining life of 1.63 years (April 30, 2004 – 2.83 years).

8.	Commitment

a)
The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the fi rm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any fi nancings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants, or common stock.

b)
On April 6, 2005, the Company entered into an agreement with a private company controlled by the President of th e Company to acquire working interests (15.5% and 6.65%) in two producing oil wells located in Burleson County, Texas. The Company agreed to issue 1,000,000 shares of restricted common stock at the rate of one share for every $0.10 of revenue from the wells.

9.	Contingent Liabilities

	a)	The Company is the defendant in an action claiming unpaid legal fees of approximately CDN$29,000. The Company disputes the claim and intends to defend the action.

b)
The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the “Oregon Litigation”). The Plaintiff, Kirk VanVoorhies, (“Plaintiff”) sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University (“WVU”) of this claim and contacted WVU to assist in the defence. W VU owns the patent rights to the CTHA technology, which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff’s patent was approved on March 31, 1998.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

9.	Contingent Liabilities (continued)

The Plaintiff in the Oregon Litigation is also a defendant in a pending civil action in the U.S. District Court for the Northern District of West Virginia brought by WVU (the “West Virginia Litigation”) claiming that the CTHA in vention is owned by WVU. As alleged in the West Virginia Litigation, the Company believes that the patent rights for the CTHA technology belongs to WVU and therefore based on the license, the Company owns the worldwide rights to the CTHA commercial applications.

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

In a Memorandum Opinion and Order entered February 17, 2000, the West Virginia federal court granted summary judgment for WVU in its claims against VanVoorhies. The Court also dismissed VanVoorhies' claims against WVU and third-party defendants West Virginia University Research Corporation, Dr. James E. Smith and In tegral Concepts, Inc. Because the Court's holding establishes that WVU owns the technology, it should bring an end to the litigation against the Company, which was stayed pending resolution of the case against VanVoorhies.

The dispute in the WVU action concerned inventions conceived during VanVoorhies' time at WVU as a graduate student and later as a graduate research assistant, particularly two inventions relating to the CTHA technology. The Court found that VanVoorhies validly assigned all rights in the first invention to WVU, including all future te chnology derived from the technology underlying that invention . VanVoorhies subsequently declined to assign to WVU any interest in a second invention. The Court found that the second invention constituted future te chnology derived from the first invention. Therefore, VanVoorhies' assignment of the first invention to WVU also effectively assigned the second invention to WVU, and WVU is the rightful owner of the patent applications fi led by VanVoorhies on the CTHA technology.

Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case was stayed pending VanVoorhies' appeal from the Court's order . On May 20, 2004 the United States Court of Appeals affirmed the stay of the case.

10.	Income Tax

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. At April 30, 2005, the Company had net operating losses carried forward totalling $6,123,000 for US tax purposes which expire starting in 2010. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	April 30,	April 30,
	2005	2004

Statutory federal income tax rate	35.0%	34.0%
Utilization of net operating losses carried forward from prior years	–	(34.0%)
Change in valuation allowance	(35.0%)	–

Effective income tax rate	–	–

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

10.	Income Tax (continued)

The deferred tax liabilities and assets were as follows:

	April 30,	April 30,
	2005	2004
	$	$

Deferred tax asset
- Net operating loss carry forwards	2,143,000	2,067,000
- Less valuation allowance	(2,143,000)	(2,067,000)

Net deferred tax asset	–	–