Form 10QSB
period 2005-07-31
IAS COMMUNICATIONS INC
filed 2005-09-23
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File No. 0-21255

IAS Communications, Inc.
(Name of Small Business Issuer in its Charter)

Oregon	91-1063549
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103 – 11871 Horseshoe Way
Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

________________________________________________________
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
Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes      ☐          No     ☒

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

September 13, 2005

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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2005
(unaudited)

IAS Communications, Inc
(A Development Stage Company)

July 31, 2005

IAS Communications, Inc
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)

July 31,
2005
$

Assets
Current Assets
Accrued revenues from petroleum interest	3,237
Prepaid expenses	1,250
Total Assets	4,487

Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit	306
Accounts payable	28,816
Accrued liabilities	24,793
Due to related parties (Note 5)	202,739
Convertible debentures (Note 6)	25,000
Total Liabilities	281,654
Commitments and Contingent Liabilities (Notes 8 and 9)
Stockholders’ Deficit
Preferred Stock	–	50,000 share authorized; none issued	–
Common Stock
Class “A” voting	–	100,000,000 shares authorized without par value 35,243,562 shares issued and outstanding
Class “B” non-voting	–	100,000,000 shares authorized without par value none issued
Deficit Accumulated During the Development Stage	(6,108,582)
Total Stockholders’ Deficit	(277,167)
Total Liabilities and Stockholders’ Deficit	4,487

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	December 13, 1994	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	1,823	–	172
Interest on convertible debentures	7,111	547	547
Investor relations	1,595	–	–
License	6,250	750	750
Office	7,468	672	43
Professional fees	77,033	5,616	3,159
Transfer agent and regulatory	12,337	800	651

Total Operating Expenses	113,617	8,385	5,322

Loss from Operations	(113,617)	(8,385)	(5,322)

Other Income
Gain on license obligation (Note 8(c))	1,000	–	–
Gain on write off of payables	54,385	54,385	–
Petroleum revenues, net (Note 5(b))	4,382	4,382	–

Income (Loss) Before Discontinued Operations	(53,850)	50,382	(5,322)

Discontinued Operations	(6,054,732)	–	–

Net Income (Loss)	(6,108,582)	50,382	(5,322)

Net Loss Per Share - Basic and Diluted
- From Continuing Operations		–	–
- From Discontinued Operations		–	–

Weighted Average Shares Outstanding		35,244,000	35,244,000

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2005	2004
	$	$

Cash Flows Used in Operating Activities

Net Income (loss)	50,382	(5,322)

Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation	–	172
Gain on write off of payables	(54,385)	–

Change in operating assets and liabilities
Prepaid expense	750	–
Accrued revenues from petroleum interest	(3,237)	–
Accounts payable and accrued liabilities	4,832	1,542
Increase in due to related parties	(109)	–

Net Cash Used in Operating Activities	(1,767)	(3,608)

Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities
Advances from related parties	1,984	3,351
Checks issued in excess of funds on deposit	(217)	92

Net Cash Provided by Financing Activities	1,767	3,443

Net (Decrease) Increase in Cash	–	(165)
Cash – Beginning of Period	–	179
Cash - End of Period	–	14

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

1.	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by IAS Communications, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended April 30, 2005, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended July 31, 2005 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

IAS Communications, Inc, herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At July 31, 2005, the Company had a working capital deficiency of $277,167, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $6,108,582 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management has not determined the effect of this standard on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

IAS Communications, Inc
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

4.	Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company does not have any asset retirement obligations related to its oil and gas properties.

5.	Related Party Transactions

(a)

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

The Company entered into an agreement dated April 6, 2005, with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. The Company agreed to issue up to 1,000,000 shares (issued – nil) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. Refer to Note 8 (b).

(c) The Company entered into an agreement with a professional law firm in which a partner of the firm is an Officer and Director of the Company. Refer to Note 8 (a).

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

7.	Stock Options

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

IAS Communications, Inc
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

7.	Stock Options (continued)

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

The pro forma information is as follows:

	Three Months Ended
	July 31,	July 31,
	2005	2004
	$	$

Net Income (loss) — as reported	50,382	(5,322)
Add: Stock-based compensation expense included in net
loss — as reported	–	–
Deduct: Stock-based compensation expense determined under
fair value method	–	(21,480)
Net income (loss) — pro forma	50,382	(26,802)

Net income (loss) per share (basic) — as reported	–	–
Net income (loss) per share (basic) — pro forma	–	–

8.	Commitments

a)

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants, or common stock.

b)

On April 6, 2005, the Company entered into an agreement with a private company controlled by the President of the Company to acquire working interests (15.5% and 6.65%) in two producing oil wells located in Burleson County, Texas. The Company agreed to issue 1,000,000 shares of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. The shares will be issued after the Company receives reports on the prior quarter’s production.

c)

By Sublicense Agreements dated July 10, 1995, the Company was granted an exclusive worldwide sublicense by Integral Concepts Inc. (“ICI”) and West Virginia University Research Corporation (“WVURC”) to the CTHA technology, excluding all military and governmental applications and resulting procurement interests. On March 17, 2005, the Company entered into Settlement and Release Agreements with each of ICI and WVURC to terminate the July 10, 1995 Agreements. Accordingly, the Company was released from all previously accrued royalty fees.

On March 17, 2005, the Company entered into a Non-Exclusive License Agreement with WVURC for the development, manufacture, use and sale of the CTHA technology. The agreement was retroactively effective on January 15, 2005. The terms of the non-exclusive sublicense agreement are as follows:

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

IAS Communications, Inc
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

9.	Contingent Liabilities

a)

The Company is the defendant in an action claiming unpaid legal fees of approximately CDN$29,000. The Company disputes the claim and intends to defend the action, and accordingly has not recognized this amount in these financial statements.

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,108,582 and have a working capital deficit of $277,167. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may also raise additional funds through the exercise of stock options, if exercised. Options with respect to 1,250,000 shares may be exercised for potential proceeds of $250,000. These options are currently not in-the-money and are unlikely to be currently exercised.

On April 6, 2005, we entered into an agreement with a private company controlled by the President of the Company to acquire working interests (15.5% and 6.65%) in two producing oil wells located in Burleson County, Texas. The Company agreed to issue 1,000,000 shares of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. The shares will be issued after the Company receives reports on the prior quarter’s production. During the quarter, we earned $4,459 in revenue from these wells.

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

Results of Operations

Three months ended July 31, 2005 (“2005”) compared to the three months ended July 31, 2004 (“2004”)

The Company had no revenue from operations for 2005 and nil for 2004.

The Company had net income of $50,382 in 2005, compared to a net loss of $5,322 for 2004. The decrease in loss for 2005 was mainly due to the write off of accounts payable, and other income of $4,382 received from recently purchased shares of two oil wells.

Our basic and diluted net loss per share was $nil for 2005 and 2004.

Liquidity

During 2005, we financed our operations by receiving financial support from related parties in the amount of $1,875. These amounts are unsecured, non-interest bearing and due on demand. We also received $4,459 from recently purchased shares of two oil wells in Texas.

Our cash position has not changed during the three months ended July 31, 2005, and our working capital deficit as at July 31, 2005 was $277,167 compared to $327,549 as at April 30, 2005.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II	Other Information

Item 1.	Legal Proceedings

Please refer to Note 9 of the interim financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On September 13, 2005, the Company filed a Form 8-K Current Report regarding the change of the Company’s principal auditor.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 2005	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer