Form 10QSB
period 2005-10-31
IAS COMMUNICATIONS INC
filed 2005-12-15
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2005

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

November 24, 2005

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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2005
(unaudited)

IAS Communications, Inc
(A Development Stage Company)

October 31, 2005

IAS Communications, Inc
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

				October 31,
				2005
			$

	Assets
Current Assets
Accrued revenues from petroleum interests				4,734
Prepaid expenses				500
Total Assets				5,234

	Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit				3,178
Accounts payable				35,556
Accrued liabilities				20,689
Due to related parties (Note 5)				200,719
Convertible debentures (Note 6)				25,000
Total Liabilities				285,142
Commitments and Contingent Liabilities (Notes 8 and 9)
Stockholders’ Deficit
Preferred Stock	–	50,000 share authorized; none issued		–
Common Stock
Class “A” voting	–	100,000,000 shares authorized without par value
		35,243,562 shares issued and outstanding		5,831,415
Class “B” non-voting	–	100,000,000 shares authorized without par value
		none issued		–
Deficit Accumulated During the Development Stage				(6,111,323)
Total Stockholders’ Deficit				(279,908)
Total Liabilities and Stockholders’ Deficit				5,234

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	December 13, 1994	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	1,823	–	172	–	344
Interest on convertible debentures	7,658	547	547	1,094	1,094
Investor relations	1,595	–	–	–	–
License	7,000	750	750	1,500	1,500
Office	8,840	1,372	455	2,044	498
Professional fees	87,364	10,331	1,933	15,947	5,092
Transfer agent and regulatory	12,945	608	752	1,408	1,403

Total Operating Expenses	127,225	13,608	4,609	21,993	9,931

Loss from Operations	(127,225)	(13,608)	(4,609)	(21,993)	(9,931)

Other Income
Gain on license obligation (Note 8(c))	1,000	–	–	–	–
Gain on write off of payables	54,385	–	–	54,385	–
Petroleum revenues, net (Note 5(b))	15,249	10,867	–	15,249	–

Income (Loss) Before Discontinued Operations	(56,591)	(2,741)	(4,609)	47,641	(9,931)

Discontinued Operations	(6,054,732)	–	–	–	–

Net Income (Loss)	(6,111,323)	(2,741)	(4,609)	47,641	(9,931)

Net Loss Per Share - Basic and Diluted
- From Continuing Operations		–	–	–	–
- From Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		35,244,000	35,244,000	35,244,000	35,244,000

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2005	2004
	$	$

Operating Activities

Net Income (loss)	47,641	(9,931)

Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation	–	344
Gain on write off of payables	(54,386)	–

Change in operating assets and liabilities
Prepaid expense	1,500	–
Accrued revenues from petroleum interest	(4,734)	–
Accounts payable and accrued liabilities	7,469	(2,537)
Due to related parties	(2,129)	–

Net Cash Used in Operating Activities	(4,639)	(12,124)

Financing Activities
Advances from related parties	1,984	11,769
Checks issued in excess of funds on deposit	2,655	244

Net Cash Provided by Financing Activities	4,639	12,013

Net Decrease in Cash	–	(111)
Cash – Beginning of Period	–	179
Cash - End of Period	–	68

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures:

Interest paid	2,188	–
Income tax paid	–	–

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

The results of operations for the six months ended October 31, 2005 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

IAS Communications, Inc, herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At October 31, 2005, the Company had a working capital deficiency of $279,908, which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months. The Company has accumulated losses of $6,111,323 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

IAS Communications, Inc
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

3.	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

The pro forma information is as follows:

	Three Months Ended		Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004
	$	$	$	$

Net Income (loss) — as reported	(2,741)	(4,609)	47,641	(9,931)
Add: Stock-based compensation expense included
in net loss — as reported	–	–	–	–
Deduct: Stock-based compensation expense
determined under fair value method	–	(22,200)	–	(43,680)
Net income (loss) — pro forma	(2,741)	(26,809)	47,641	(53,611)

Net income (loss) per share (basic) — as reported	–	–	–	–
Net income (loss) per share (basic) — pro forma	–	–	–	–

8.	Commitments

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

10.	Subsequent Events

	a)	On November 3, 2005, the Company entered into a letter of intent to purchase a 37.5% net revenue interest in a producing oil well in Overton and Clay County, Tennessee, in consideration for $400,000.

b)

On November 3, 2005, the Company entered into a letter of intent to drill two exploration wells in the Overton and Clay County, Tennessee. The Company will earn a 75% net revenue interest in each well location. The Company also has the first right of refusal of up to five (5) offset locations. The development costs are $150,000 per well, with an additional $25,000 completion fee per well.

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,111,323. and have a working capital deficit of $279,908. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

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

Progress Report

On November 3, 2005, we entered into a letter of intent to purchase a 37.5% net revenue interest in a producing oil well in Overton and Clay County, Tennessee, in consideration for $400,000. We also entered into a letter of intent to drill two exploration wells in the Overton and Clay County, Tennessee. We will earn a 75% net revenue interest in each well location. We also have the first right of refusal of up to five (5) offset locations. The development costs are $150,000 per well, with an additional $25,000 completion fee per well.

Results of Operations

Six months ended October 31, 2005 (“2005”) compared to the six months ended October 31, 2004 (“2004”)

The Company had no revenue from operations for 2005 and nil for 2004.

The Company had net income of $47,641 in 2005, compared to a net loss of $9,931 for 2004. The decrease in loss for 2005 was mainly due to the write off of accounts payable, and other income of $15,249 received from two recently purchased shares of two oil wells.

Our basic and diluted net loss per share was $nil for 2005 and 2004.

Liquidity

During 2005, we financed our operations by receiving financial support from related parties in the amount of $1,984. These amounts are unsecured, non-interest bearing and due on demand. We also received $15,249 from recently purchased shares of two oil wells in Texas.

Our cash position has not changed during the six months ended October 31, 2005, and our working capital deficit as at October 31, 2005 was $279,908 compared to $327,549 as at April 30, 2005.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b) Reports on Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2005	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer