Form 10QSB
period 2006-01-31
IAS COMMUNICATIONS INC
filed 2006-03-20
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-21255

IAS Communications, Inc.
(Name of Small Business Issuer in its Charter)

Oregon	91-1063549
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#1103 – 11871 Horseshoe Way
Richmond, BC V7A 5H5 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

______________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ X ]     No [   ]            (2) Yes [ X ]     No [   ]

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [ X ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

 March 3, 2006

Common - 35,243,562 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2006
(unaudited)

IAS Communications, Inc
(A Development Stage Company)
January 31, 2006
Index

Balance Sheet	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

IAS Communications, Inc
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited)

	January 31,	April 30,
	2006	2005
	$	$

Assets
Current Assets
Cash	739	–
Accrued revenues from petroleum interests	4,813	–
Prepaid expenses	2,750	2,000
Total Assets	8,302	2,000

Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit	–	523
Accounts payable	66,544	83,378
Accrued liabilities	20,987	19,784
Due to related parties (Note 5)	220,814	200,864
Convertible debentures (Note 6)	25,000	25,000
Total Liabilities	333,345	329,549
Commitments and Contingent Liabilities (Notes 8 and 9)
Stockholders’ Deficit
Preferred Stock – 50,000 share authorized; none issued	–	–
Common Stock
Class “A” voting – 100,000,000 shares authorized without par value
35,243,562 shares issued and outstanding	5,831,415	5,831,415
Class “B” non-voting – 100,000,000 shares authorized without par value
none issued	–	–
Deficit Accumulated During the Development Stage	(6,156,458)	(6,158,964)
Total Stockholders’ Deficit	(325,043)	(327,549)
Total Liabilities and Stockholders’ Deficit	8,302	2,000

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	December 13, 1994	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to January 31,	January 31,	January 31,	January 31,	January 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	1,823	–	103	–	447
Interest on convertible debentures	8,205	547	547	1,641	1,641
Investor relations	1,595	–	–	–	–
License	7,750	750	500	2,250	2,000
Office	16,499	7,659	818	9,703	540
Professional fees	126,881	39,517	15,853	55,464	20,945
Transfer agent and regulatory	12,945	–	506	1,408	2,685

Total Operating Expenses	175,698	48,473	18,327	70,466	28,258

Loss from Operations	(175,698)	(48,473)	(18,327)	(70,466)	(28,258)

Other Income
Gain on license obligation (Note 8(c))	1,000	–	–	–	–
Gain on write off of payables	54,385	–	–	54,385	–
Petroleum revenues, net (Note 5(b))	18,587	3,338	–	18,587	–

Income (Loss) Before Discontinued Operations	(101,726)	(45,135)	(18,327)	2,506	(28,258)

Discontinued Operations	(6,054,732)	–	–	–	–

Net Income (Loss)	(6,156,458)	(45,135)	(18,327)	2,506	(28,258)

Net Loss Per Share - Basic and Diluted
- From Continuing Operations		–	–	–	–
- From Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		35,244,000	35,244,000	35,244,000	35,244,000

The Accompanying Notes are an Integral Part of the Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	December 13, 1994	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	To January 31,	January 31,	January 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net Income (loss)	(6,156,458)	2,506	(28,258)

Adjustment to reconcile net income (loss) to net cash
used in operating activities
Depreciation	189,109	–	447
Shares and options issued for services	556,050	–	–
Shares issued for convertible debenture interest	18,786	–	–
Assets written off	455,957	–	–
Gain on shares cancelled	(10)	–	–
Gain on write off of payables	(540,461)	(54,386)	–

Change in operating assets and liabilities
Prepaid expense	(2,750)	(750)	–
Decrease in inventory	(28,615)	–	–
Accrued revenues from petroleum interest	(4,813)	(4,813)	–
Accounts payable and accrued liabilities	783,694	38,755	8,759

Net Cash Used in Operating Activities	(4,729,511)	(18,688)	(19,052)

Investing Activities
Purchase of property and equipment	(99,626)	–	–
Purchase of license	(250,000)	–	–
Increase in patent protection costs	(266,822)	–	–

Net Cash Used in Investing Activities	(616,448)	–	–

Financing Activities
Advances from related parties	901,774	19,950	19,095
Proceeds from issuance of common stock	4,044,924	–	–
Proceeds from convertible debentures	400,000	–	–
Checks issued in excess of funds on deposit	–	(523)	(37)

Net Cash Provided by Financing Activities	5,346,698	19,427	19,058

Net Increase in Cash	739	739	6
Cash – Beginning of Period	–	–	-
Cash - End of Period	739	739	6

Non-cash Investing and Financing Activities

Shares issued to settle related party debt	892,741	–	–
Shares issued for services	499,098	–	–
Shares issued for convertible debentures and accrued
interest converted	394,661	–	–
Shares issued for technology	1	–	–
Shares issued to an officer donated back and cancelled	(10)	–	–

Supplemental Disclosures:

Interest paid		2,188	875
Income tax paid		–	–

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

The results of operations for the nine months ended January 31, 2006 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

IAS Communications, Inc, herein “the Company”, was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At January 31, 2006, the Company had a working capital deficiency of $325,043, which is not sufficient to meet its planned business objectives and ongoing operations for the next twelve months. The Company has accumulated losses of $6,156,458 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

On June 15, 1997, the Company offered three year, 8¾% interest, convertible debentures. The debentures were convertible into Class “A” shares until June 15, 2000. As at January 31, 2006, $25,000 of debentures remain outstanding. Interest is due annually.

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

The pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006	2005	2006	2005
	$	$	$	$

Net income (loss) — as reported	(45,135)	(18,327)	2,506	(28,258)
Add: Stock-based compensation expense included in net loss — as reported	–	–	–	–
Deduct: Stock-based compensation expense determined under fair value method	–	–	–	(43,680)
Net income (loss) — pro forma	(45,135)	(18,327)	2,506	(71,938)
Net income (loss) per share (basic) — as reported	–	–	–	–
Net income (loss) per share (basic) — pro forma	–	–	–	–

8.	Commitments

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

d)

On November 3, 2005, the Company entered into a letter of intent to purchase a 37.5% net revenue interest in a producing oil well and drill two exploration wells in Overton and Clay County, Tennessee, in consideration for $400,000. On January 17, 2006, this agreement was terminated.

IAS Communications, Inc
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

9.	Contingent Liability

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,156,458, and have a working capital deficit of $325,043. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

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

Progress Report

On November 3, 2005, we entered into a letter of intent to purchase a 37.5% net revenue interest in a producing oil well in Overton and Clay County, Tennessee, in consideration for $400,000. We also entered into a letter of intent to drill two exploration wells in the Overton and Clay County, Tennessee. We will earn a 75% net revenue interest in each well location. On January 17, 2006, this agreement was terminated.

Results of Operations

Nine months ended January 31, 2006 (“2006”) compared to the nine months ended January 31, 2005 (“2005”)

The Company had no revenue from operations for 2006 and nil for 2005.

The Company had net income of $2,506 in 2006, compared to a net loss of $28,258 for 2005. The decrease in loss for 2006 was mainly due to the write off of accounts payable of $54,385, and other income of $18,587 received from two recently purchased shares of two oil wells.

Our basic and diluted net loss per share was $nil for 2006 and 2005.

Liquidity

During 2006, we financed our operations by receiving financial support from related parties in the amount of $10,959. These amounts are unsecured, non-interest bearing and due on demand. We also received $18,587 from recently purchased shares of two oil wells in Texas.

Our cash position has not changed during the nine months ended January 31, 2006, and our working capital deficit as at January 31, 2006 was $325,043 compared to $327,549 as at April 30, 2005.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31,2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Dated: March 15, 2006	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer