Form 10KSB
period 2006-04-30
IAS COMMUNICATIONS INC
filed 2006-08-14
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2006

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
[ X ] Yes [               ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [               ] Yes [ X ] No

State the issuer’s revenues for its most recent fiscal year: $27,948 – Oil and Gas Revenue

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 17, 2006, computed by reference to the price at which the stock was sold on that date: $5,106,972.

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2006 and July 17, 2006 was 35,243,562.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes [               ] No [ X ].

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

BUSINESS OF THE ISSUER

On April 6, 2005, we entered into an agreement with JGR Petroleum, Inc. (“JGR”) to purchase an interest in two producing wells located in Burleson County, Texas from JGR. We agree to issue 1,000,000 shares of restricted common stock of IAS to JGR as full consideration for the purchase of interests. The shares are to be issued quarterly on the basis of one share for every $0.10 revenue from the oil and gas wells.

On November 3, 2005, we entered into a letter of intent to purchase a 37.5% net revenue interest in a producing oil well in Overton and Clay County, Tennessee, in consideration for $400,000. We also entered into a letter of intent to drill two exploration wells in the Overton and Clay County, Tennessee. In January 2006, we decided not to proceed with this project.

In April 2006, we signed a term sheet with a private oil and gas company to drill initially 4 gas wells in Kentucky, with an option to drill an additional 20 wells over a 18 month period. The term sheet is for a 100% interest, subject to a 12 ½ % interest to the landowner and 27 ½ % interest to the operator. We will retain a 60% net revenue interest in the wells. The term sheet is subject to a definitive agreement to be signed and drilling of the first well.

On May 4, 2006, the Company entered into a joint venture drilling agreement with Energy Source Inc. (ESI) where the Company can earn a 60% interest in 4 gas wells in Kentucky and the option to acquire a 60% interest in an additional 20 wells over an 18 month period by paying $185,000 per well for the first 4 wells, and a price to be agreed upon for all additional wells. Payment for the first well is payable within twenty days of the agreement (paid subsequently) and payments for additional wells are due twenty days after written notice is provided by ESI. In addition the Company must pay a monthly maintenance fee of $300 per well and any additional maintenance expenses, a monthly dehydration fee and a $0.55 per MCF transportation fee at 60% of the head volume as well as any third party transportation and marketing fees incurred in delivering gas to the sales point.

In June 2006, the Ken Lee #1 well was successfully completed as a commercial gas well. The initial open flow tested 1.22 MCF of high BTU gas. The well was completed to a depth of 1410' in the Big Lime formation.

The successful drill results for the Ken Lee #1 gas well provides confirmation of a productive gas field in the Knox and Laurel counties, Kentucky. Gas production is to be completed in two weeks to the nearby Delta Natural Gas Line. [was it???]

In July 2006, we commenced the drilling of the Elvis Farris #2 well, located on the Farris Lease, in Laurel County, Kentucky. Testing of the first two wells has commenced.

Teryl Resources Inc. has an option to earn a 40% interest by paying 50% of the costs of each well that Teryl elects to participate in.

Competition

The strength of commodity prices has resulted in significantly increased operating cash flows and has led to increased drilling activity. This industry activity has increased competition for undeveloped lands; skilled personnel; access to drilling rigs, service rigs and other equipment; and access to processing and gathering facilities, all of which may cause drilling and operating costs to increase. Most of our competitors are larger than us and have substantially greater financial and marketing resources. In addition, some of our competitors may be able to secure products and services from vendors on more favorable terms, offer a greater product selection, and adopt more aggressive pricing policies than we can.

Governmental and Environmental Regulations

The oil and natural gas industry is subject to extensive controls and regulations imposed by various levels of government. We do not expect that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas industry participants of similar size.

Past Activities of Our Company

Up until fiscal 2002, we were engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, (the "CTHA"), for wireless communications markets. Since then, The CTHA technology has been on hold due to unsuccessful attempts to complete a license agreement with potential customers.

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

Risks Specific to Our Company

Developmental Stage Company.

          We were incorporated on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficit of $116,855. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Limited Operating History.

The Company had oil and gas revenue of $27,948 during the year ended April 30, 2006, but it is not likely that we will be able to generate sufficient revenue in the future until we acquire another business. We have no significant assets or financial resources, and will, in all likelihood, sustain operating expenses without corresponding revenues for a period of time that cannot yet be determined. This may result in our continuing to incur net operating losses.

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

Control by Current Insiders.

          Approximately 24,000,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 70% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

As Our Properties Are in the Exploration and Development Stage, there Can Be No Assurance that We Will Establish Commercial Discoveries on Our Properties.

          Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

The Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Control of Our Company.

          The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions and availability of drilling equipment can also hinder drilling operations. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

There Can Be No Assurance Our Wells Will Become Profitable.

          Our wells may not become productive wells, and even if they do, they may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and gas which we may acquire or discover will be affected by numerous factors, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

Competition in the Oil and Gas Industry is Highly Competitive and there Is No Assurance that We Will Be Successful in Acquiring the Leases.

          The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Risks Specific to Our Industry

          The Marketability of Natural Resources Will Be Affected by Numerous Factors Beyond Our Control which May Result in Us Not Receiving an Adequate Return on Invested Capital To Be Profitable or Viable.

The marketability of natural resources which we may acquire or discover will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and Gas Operations Are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of those Anticipated Causing an Adverse Effect on Our Company.

          Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies may be required for drilling operations to be conducted; we can give no assurance that we will receive such permits. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Risks Related to Our Securities

          You Will Be Subject to The Penny Stock Rules to the Extent Our Stock Price on the OTC Bulletin Board Is Less Than $5.00.

          Since the common shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, trading in the common shares on the OTC Electronic Bulletin Board is subject, to the extent the market price for the common shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules". The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

Future Sales of Shares May Adversely Impact the Value of Our Stock.

          We will seek to raise additional capital through the sale of our common stock. Future sales of our common stock could cause the market price of our common stock to decline.

Because of the Limited Market for Our Shares, Share Prices May Be Highly Volatile.

          The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us or our competitors concerning products, technology, governmental regulatory actions, other events affecting oil and gas companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

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

RESEARCH AND DEVELOPMENT

We spent in 2006 $3,000 on research and development as compared to $3,000 in 2005. Research and development is required to keep the license in good standing.

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

Oil and Gas Properties

As of April 30, 2006, we had a working interest in two properties, but as of the date of this report, the Company does not own any properties.

On April 6, 2005, we entered into an agreement with JGR Petroleum, Inc. (“JGR”) to purchase an interest in two producing wells located in Burleson County, Texas from JGR. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves.

On May 4, 2006, the Company entered into a joint venture drilling agreement with Energy Source Inc. (ESI) where the Company can earn a 60% interest in 4 gas wells in Kentucky and the option to acquire a 60% interest in an additional 20 wells over an 18 month period by paying $185,000 per well for the first 4 wells, and a price to be agreed upon for all additional wells. Payment for the first well is payable within twenty days of the agreement (paid subsequently) and payments for additional wells are due twenty days after written notice is provided by ESI. In addition the Company must pay a monthly maintenance fee of $300 per well and any additional maintenance expenses, a monthly dehydration fee and a $0.55 per MCF transportation fee at 60% of the head volume as well as any third party transportation and marketing fees incurred in delivering gas to the sales point.

Exploratory and Development Wells Drilled

We have participated in the drilling of several wells during the last three fiscal years.

In June 2006, the Ken Lee #1 well was successfully completed as a commercial gas well. The initial open flow tested 1.22 MCF of high BTU gas. The well was completed to a depth of 1410' in the Big Lime formation.

The successful drill results for the Ken Lee #1 gas well and previous drill results provides confirmation of a productive gas field in the Knox and Laurel counties, Kentucky. The Ken Lee #1 gas well is currently in production.

In July 2006, we commenced the drilling of the Elvis Farris #2 well, located on the Farris Lease, in Laurel County, Kentucky. Testing has commenced.

The two producing wells located in Burleson County, Texas are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves.

Miscellaneous

We are not obligated to provide quantities of oil or gas in the future under existing contracts or agreements. We have not filed any reports containing oil or gas reserve estimates with any federal or foreign governmental authority or agency within the past 12 months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2006.

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

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended July 31, 2004	.05	.04	.06	.05
Quarter Ended October 31, 2004	.05	.04	.07	.06
Quarter Ended January 31, 2005	.05	.031	.06	.04
Quarter Ended April 30, 2005	.40	.031	.45	.05
Quarter Ended July 31, 2005	.15	.10	.19	.115
Quarter Ended October 31, 2005	.14	.10	.16	.11
Quarter Ended January 31, 2006	.16	.10	.17	.12
Quarter Ended April 30, 2006	.43	.12	.51	.15

As of July 17, 2006 there were 35,243,562 shares of Common Stock outstanding, held by 133 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities. See the Statement of Stockholders’ Equity and the Notes to our audited financial statements for the fiscal year ended April 30, 2006 for more information on recent sales of unregistered securities.

During the fiscal year ended April 30, 2006, there were no shares issued in connection with the exercise of warrants or stock options. Please refer to Note 8, Commitments and Note 12, Subsequent Events, to our audited financial statements for the years ended April 30, 2006 and April 30, 2005 for future commitments to issue unregistered securities.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring losses from inception, totaling $6,001,695 and has a working capital deficit of $116,855 which includes a cash balance of $313. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to its planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,250,000 shares may be exercised for potential proceeds of $250,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

Results of Operation for the Year Ended April 30, 2006 ("2006") as compared to the Year Ended April 30, 2005 ("2005")

During 2006 we incurred revenue of $28,000 compared to $Nil in 2005. Administrative expenses increased by $13,000 in 2006 to $14,000 as compared to $1,000 in 2005. No management fees were charged during 2006 nor 2005. Tranfer agent and regulatory expenses decreased by $2,000 to $3,000 from $5,000. Professional fees increased by $32,000 to $66,000 from $34,000 in 2005. In 2006 we wrote off our accounts payable of $54,000, as compared to 2005 during which we wrote off our accounts payable of $Nil. During 2006 we incurred an unrealized gain on securities held for trading of $141,000 compared to $44,000 in 2005. As a result of the write off of the accounts payable, the oil and gas revenues and the unrealized gain on securities held for trading we incurred a net income of $81,000 as compared to $1,000 in 2005 and we incurred a net income per share of $nil as compared to a net income of $nil in both 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

During 2006 we financed our operations and received $36,000 by:

(i)	receiving financial support from related parties in the amount of $36,000. These amounts are unsecured, non-interest bearing and due on demand.

During 2006 we invested these funds as follows:

(i)	$36,000 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2006.

Our cash position remained the approximately the same at $313 as compared to $nil in 2005 and our working capital deficit, as at April 30, 2006, is $116,855.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 8B. OTHER INFORAMTION.

On September 8, 2005, Manning Elliott agreed to resign as IAS Communications, Inc.’s (the "Company") principal auditor, effective as of such date. On September 8, 2005, the Company appointed Smythe Ratcliffe as the principal auditor of the Company, effective as of such date. The resignation of Manning Elliott was accepted and the appointment of Smythe Ratcliffe was approved by the Company’s Audit Committee.

The reports of Manning Elliott on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company has authorized Manning Elliott to respond fully to questions of its successor independent auditors.

There were no disagreements with Manning Elliott for the past two fiscal years any subsequent interim period preceding such resignation, declination or dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of Manning Elliott, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company has requested Manning Elliott to furnish it a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated September 13, 2005, was filed with our 8-K on September 13, 2005.

On May 4, 2006, the Company entered into a joint venture drilling agreement with Energy Source Inc. (ESI) where the Company can earn a 60% interest in 4 gas wells in Kentucky and the option to acquire a 60% interest in an additional 20 wells over an 18 month period by paying $185,000 per well for the first 4 wells, and a price to be agreed upon for all additional wells. Payment for the first well is payable within twenty days of the agreement (paid subsequently)

and payments for additional wells are due twenty days after written notice is provided by ESI. In addition the Company must pay a monthly maintenance fee of $300 per well and any additional maintenance expenses, a monthly dehydration fee and a $0.55 per MCF transportation fee at 60% of the head volume as well as any third party transportation and marketing fees incurred in delivering gas to the sales point.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

Name	Age	Position

Name	Age	Position

John G. Robertson	65	Principal Executive Officer, President, Chairman of the Board and Member of the Board of Directors
Jennifer Lorette	34	Secretary and Member of the Board of Directors
James Vandeberg	62	Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors

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

James L. Vandeberg - Chief Operating Officer, Chief Financial Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998 and its Chief Operating Officer in August 1999. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of REGI U.S., Inc.. an Oregon corporation traded on the OTC bulletin board since November 1999. Mr. Vandeberg is also a director of Reg Technologies Inc. which trades on the OTC bulletin board. Mr. Vandeberg is also a director of ASAP Show Inc. since May, 2005. He is a member and former director of the

American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers had an annual salary and bonus in excess of $100,000 during the past fiscal year. Mr. Robertson was previously granted 350,000 options which have been cancelled and replaced with options to purchase 1,000,000 shares of common stock at $0.20 per share and which expire on November 20, 2006.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Securities Under- lying Options/ SARs (#)	LTIP (2) Payout ($)	All Other Compensation ($)

John G. Robertson,	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and CEO	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

The following table sets forth certain information concerning exercises of stock options pursuant to stock option plans by the named Executive Officers during the year ended April 30, 2006, and stock options held at year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value realized ($)	Number of Unexercised Options at Years End Exercisable / Unexercisable	Value of Unexercised Options at Year End (1) Exercisable / Unexercisable
John G. Robertson	-0-	-0-	1,000,000 / 0	$250,000 / -0-

(1) The calculation of the value of unexercised options is based on the difference between the last sale price of $0.45 per share for our Common Stock on April 30, 2006, and the exercise price of each option ($0.20), multiplied by the number of shares covered by the option.

We do not have any Long Term Incentive Plans.

We do not have any employment contracts, termination of employment and change of control arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 17, 2006, our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Shares Owned	Percentage of Class A Shares Owned
John G. Robertson, President and member of the Board of Directors [1] [2]	21,407,918	60.7%
Access Information Services, Inc. [3]	12,467,508	35.4%
JGR Petroleum Inc. [8]	7,896,110	22.2%
SMR Investments [9]	4,367,252	12.4%
Robertson Family Trust [4]	20,363,618	57.8%
Jennifer Lorette Secretary/Treasurer [1] [6]	146,000	*
James L. Vandeberg [1][5], Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors	100,000	*
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (FOUR INDIVIDUALS) (7)	24,821,170	70.4%

* Less than one percent

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] These individuals are our Executive Officers and Directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2] Includes 12,467,508 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, 7,896,110 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3] Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[4] Includes 12,467,508 shares owned of record by Access Information Services, a corporation owned by the trust and 7,896,110 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust. The address of the Robertson Family Trust is 1103 - 11871 Horseshoe Way, Richmond, British Columbia V7A 5H5, Canada.

[5] Includes 100,000 options that are currently exercisable. Mr. Vandeberg's address is 22344 NE 31st Street, Sammamish, WA 98074.

[6] Includes 100,000 options that are currently exercisable. Ms. Lorette's address is the same as our address.

[7] Includes 12,467,508 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, 7,896,110 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

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

The Company entered into an agreement dated April 6, 2005, with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. The Company agreed to issue up to 1,000,000 shares (issued – nil) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. Refer to Note 8 (b) to our financial statements.

The Company entered into an agreement with a professional law firm in which a partner of the firm is an Officer and Director of the Company. Refer to Note 8 (a) to our financial statements.

To date, there have not been any transactions between us and our officers, directors, principal shareholders or affiliates other than as set forth above. We believe that the transactions described here were on terms more favorable to our officers, and directors, than otherwise could be obtained if such transactions were with non-related parties.

ITEM 13. EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Marketing Agreement between IAS and Information Highway.com, Inc.	(3)
23.1	Professional Service Agreement between IAS and Cadence Design Systems, Inc.	(3)
23.2	Consulting Agreement between IAS and Capital Research Group Inc.	(3)
23.3	License Agreement between IAS and World Tracking Technologies, Inc.	(3)
23.4	Amendment to License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
10.8	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly “World Tracking Technologies, Inc.)	(4)
10.9	JGR Petroleum, Inc. Interest in Oil and Gas Wells	(5)
10.10	West Virginia University Research Corporation Non-Exclusive License Agreement	(5)
10.11	West Virginia University Research Corporation Settlement and Release Agreement	(5)
10.12	Integral Concepts Inc. Settlement And Release Agreement	(5)
23.1	Consent of Smythe Ratcliffe	(5)
23.2	Consent of Manning Elliott	(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(5)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(5)
32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(5)
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(5)

(1)	Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2)	Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3)	Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4)	Incorporated by reference from Form 10-KSB for Fiscal Year 2001.
(5)	Attached hereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our former auditors, Manning Elliott, in fiscal 2006 and 2005:

Type of Services Rendered	2006 Fiscal Year (CAD$)	2005 Fiscal Year (CAD$)

(a) Audit Fees	$5,000	$7,950

(b) Audit-Related Fees	$0	$0

(c) Tax Fees	$2,200	$500

(d) All Other Fees	$0	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS COMMUNICATIONS, INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 14, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of July 27, 2004.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President,	8/14/06
(John G. Robertson)	Chief Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer and	8/14/06
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Secretary and Director	8/14/06
(Jennifer Lorette)

IAS Communications, Inc.
(A Development Stage Company)

April 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF IAS COMMUNICATIONS, INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of IAS Communications, Inc. (A Development Stage Company) as at April 30, 2006 and the statements of operations, stockholders’ deficit and cash flows for the year ended April 30, 2006 and the cumulative totals for the development stage of operations from December 13, 1994 (date of inception) through April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ deficit and cash flows from December 13, 1994 (date of inception) to April 30, 2005 were audited by other auditors whose report dated July 28, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ deficit and cash flows from inception to April 30, 2005, is solely based on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2006 and the results of its operations and its cash flows for the year ended April 30, 2006 and the cumulative totals for the development stage of operations from December 13, 1994 (date of inception) through April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has sustained accumulated losses of $6,001,695 since its inception and has deficits in working capital and equity, which raises substantial doubt about its ability to continue as a going-concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going-concern. Management’s plans in regard to these matters are also described in note 1.

As discussed in note 11, the accompanying financial statements of the Company as at April 30, 2005 and the statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2005 and for the period from December 13, 1994 (date of inception) to April 30, 2006 have been restated.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia
July 12, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
IAS Communications, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of IAS Communications, Inc. (A Development Stage Company) as at April 30, 2005 and the related statements of operations, cash flows and stockholders’ deficit for the year then ended and for the period from December 13, 1994 (Date of Inception) to April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2005, and the results of its operations and its cash flows for the year then ended and for the period from December 13, 1994 (Date of Inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has accumulated operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CHARTERED ACCOUNTANTS
Vancouver, Canada
July 28, 2005

IAS Communications, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
Restatement - Note 11

	April 30,	April 30,
	2006	2005
	$	$

Assets
Current Assets
Cash	313	–
Available-for-sale securities	216,697	75,997
Accrued revenues from petroleum interests	1,396	–
Prepaid expenses	12,000	2,000
Total Assets	230,406	77,997

Liabilities and Stockholders’ Deficit
Current Liabilities
Cheques issued in excess of funds on deposit	–	523
Accounts payable (Note 4)	69,174	83,378
Accrued liabilities	16,792	19,784
Due to related parties (Note 5)	236,295	200,864
Convertible debentures (Note 6)	25,000	25,000
Total Liabilities	347,261	329,549
Commitments and Contingent Liability (Notes 8 and 9)
Stockholders’ Deficit
Preferred Stock – 50,000 shares authorized; none issued	–	–
Common Stock
Class “A” voting – 100,000,000 shares authorized without par value
– 35,243,562 (2005 – 35,243,562) shares issued
and outstanding	5,831,415	5,831,415
Class “B” non-voting – 100,000,000 shares authorized without par value
– none issued	–	–
Obligation to Issue Shares (Note 5(b))	53,425	–
Deficit Accumulated During the Development Stage	(6,218,392)	(6,158,964)
Comprehensive Income	216,697	75,977
Total Stockholders’ Deficit and Comprehensive Income	(116,855)	(251,572)
Total Liabilities, Stockholders’ Deficit and Comprehensive Income	230,406	77,977

Approved by the Directors:

“J. Robertson”
J. Robertson - Director

“J. Lorette”
J. Lorette - Director

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
Restatement - Note 11

			Cumulative from
	Year	Year	December 13, 1994
	Ended	Ended	(Date of Inception)
	April 30,	April 30,	to April 30,
	2006	2005	2006
	$	$	$

Operating Expenses

Depreciation	–	447	1,823
Interest on convertible debentures	2,188	2,188	8,752
Investor relations	–	–	1,595
License	3,000	1,000	8,500
Office	13,953	1,096	20,749
Professional fees	66,489	34,327	137,906
Transfer agent and regulatory	2,707	4,668	14,244

Total Operating Expenses	88,337	43,726	193,569

Loss from Operations	(88,337)	(43,726)	(193,569)

Other Income
Gain on license obligation	–	1,000	1,000
Gain on write-off of payables (Note 4)	54,386	–	54,386
Petroleum revenues (Note 5)	27,948	–	27,948
Impairment loss – petroleum interests (Note 5)	(53,425)	–	(53,425)

Loss Before Discontinued Operations	(59,428)	(42,726)	(163,660)

Discontinued Operations	–	–	(6,054,732)

Net Loss	(59,428)	(42,726)	(6,218,392)

Comprehensive Income
Unrealized gain on available-for-sale securities	140,700	44,178	216,697

Total Comprehensive Income (Loss)	81,272	1,452	(6,001,695)

Income Per Share – Basic and Diluted
From Continuing Operations	0.00	0.00

Weighted Average Common Shares Outstanding	35,243,562	35,243,562

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From December 13, 1994 (Date of Inception) to April 30, 2006
(Expressed in U.S. dollars)
Restatement - Note 11

				Deficit
				Accumulated	Total
	Common Stock		Obligation	During the	Stockholders’
	Class A		to Issue	Development	Equity
	Shares	Amount	Shares	Stage	(Deficit)
	#	$	$	$	$
Balance – December 13, 1994 (Date of inception)	–	–	–	–	–
Shares issued for cash	100	10	–	–	10
Shares issued for technology	6,000,000	1	–	–	1
Stock issued for cash pursuant to:
A private placement	700,000	70,000	–	–	70,000
A public offering memorandum	336,333	252,250	–	–	252,250
Net loss for the period	–	–	–	(83,615)	(83,615)
Balance – April 30, 1995	7,036,433	322,261	–	(83,615)	238,646
Shares previously issued, donated back and
cancelled	(100)	(10)	–	–	(10)
Shares issued for cash pursuant to options
exercised	210,000	52,500	–	–	52,500
Net loss for the year	–	–	–	(480,298)	(480,298)
Balance – April 30, 1996	7,246,333	374,751	–	(563,913)	(189,162)
Shares issued for cash pursuant to:
A private placement	722,000	1,124,500	–	–	1,124,500
Options exercised	224,000	140,500	–	–	140,500
Shares issued for services	25,000	8,333	–	–	8,333
Net loss for the year	–	–	–	(1,044,516)	(1,044,516)
Balance – April 30, 1997	8,217,333	1,648,084	–	(1,608,429)	39,655
Shares issued for cash pursuant to:
A public offering memorandum	263,667	197,750	–	–	197,750
Options exercised	87,500	26,875	–	–	26,875
A private placement	7,000	15,750	–	–	15,750
A private placement and foreign units offering	575,600	1,007,300	–	–	1,007,300
Shares issued for services	169,250	260,125	–	–	260,125
Net loss for the year	–	–	–	(1,633,047)	(1,633,047)
Balance – April 30, 1998	9,320,350	3,155,884	–	(3,241,476)	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	–	–	500
A private placement and foreign units offering	95,000	166,250	–	–	166,250
A private placement	200,000	200,000	–	–	200,000
Exercise of warrants	48,000	84,000	–	–	84,000
Shares issued for services	132,000	230,640	–	–	230,640
Shares issued pursuant to conversion of convertible
debentures including accrued interest	471,508	345,520	–	–	345,520
Net loss for the year	–	–	–	(1,219,435)	(1,219,435)
Balance – April 30, 1999	10,268,858	4,182,794	–	(4,460,911)	(278,117)
Shares issued pursuant to:
A private placement	968,902	484,451	–	–	484,451
Options exercised	2,500	2,500	–	–	2,500
Warrants exercised	18,125	30,938	–	–	30,938
Shares issued pursuant to conversion of convertible
debentures including accrued interest	62,854	38,266	–	–	38,266
Net loss for the year	–	–	–	(572,169)	(572,169)
Balance – April 30, 2000	11,321,239	4,738,949	–	(5,033,080)	(294,131)

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficit (continued)
From December 13, 1994 (Date of Inception) to April 30, 2006
(Expressed in U.S. dollars)
Restatement - Note 11

				Deficit
				Accumulated		Total
	Common Stock		Obligation	During the	Accumulated	Stockholders’
	Class A		to Issue	Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income	(Deficit)
	#	$	$	$	$	$
Balance – April 30, 2000	11,321,239	4,738,949	–	(5,033,080)	–	(294,131)
Shares issued to settle debt	267,048	211,781	–	–	–	211,781
Shares issued pursuant to conversion of
convertible debentures including accrued
interest	12,358	10,875	–	–	–	10,875
Net loss for the year	–	–	–	(755,406)	–	(755,406)
Balance – April 30, 2001	11,600,645	4,961,605	–	(5,788,486)	–	(826,881)
Net loss for the year	–	–	–	(752,321)	–	(752,321)
Balance April 30, 2002	11,600,645	4,961,605	–	(6,540,807)	–	(1,579,202)
Shares issued for cash pursuant to a private
placement	944,250	188,850	–	–	–	188,850
Shares issued to settle related party debt	22,698,667	680,960	–	–	–	680,960
Net income for the year	–	–	–	304,576	–	304,576
Unrealized gain on securities	–	–	–	–	4,800	4,800
Balance April 30, 2003	35,243,562	5,831,415	–	(6,236,231)	4,800	(400,016)
Net income for the year	–	–	–	119,993	–	119,993
Unrealized gain on securities	–	–	–	–	27,019	27,019
Balance April 30, 2004	35,243,562	5,831,415	–	(6,116,238)	31,819	(253,004)
Net loss for the year	–	–	–	(42,726)	–	(42,726)
Unrealized gain on securities	–	–	–	–	44,178	44,178
Balance April 30, 2005	35,243,562	5,831,415	–	(6,158,964)	75,997	(251,552)
Obligation to issue shares	–	–	53,425	–	–	53,425
Net loss for the year	–	–	–	(59,428)	–	(59,428)
Unrealized gain on securities	–	–	–	–	140,700	140,700
Balance April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
Restatement - Note 11

			Cumulative from
			December 13, 1994
	Year Ended	Year Ended	(Date of Inception)
	April 30,	April 30,	to April 30,
	2006	2005	2006
	$	$	$

Operating Activities

Net loss	(59,428)	(42,726)	(6,218,392)

Items not involving cash
Assets written-off	–	–	455,957
Depreciation	–	447	189,109
Gain on shares cancelled	–	–	(10)
Gain on write-off of payables	(54,386)	–	(540,461)
Shares and options issued for services	–	–	556,050
Shares issued for convertible debenture interest	–	–	18,786
Impairment loss – petroleum interests	53,425	–	53,425

Changes in non-cash working capital
Prepaid expenses	(10,000)	(2,000)	(12,000)
Inventory	–	–	(28,615)
Accrued revenues from petroleum interest	(1,396)		(1,396)
Accounts payable and accrued liabilities	36,147	13,864	782,129

Cash Used in Operating Activities	(35,638)	(30,415)	(4,745,418)

Investing Activities
Purchase of property and equipment	–	–	(99,626)
Purchase of license	–	–	(250,000)
Increase in patent protection costs	–	–	(266,822)

Cash Used in Investing Activities	–	–	(616,448)

Financing Activities
Advances from related parties	36,474	29,947	917,255
Checks issued in excess of funds on deposit	(523)	289	–
Proceeds from issuance of common stock	–	–	4,044,924
Proceeds from convertible debentures	–	–	400,000

Cash Provided by Financing Activities	35,951	30,236	5,362,179

Net Increase (Decrease) in Cash	313	(179)	313
Cash – Beginning of Period	–	179	–
Cash – End of Period	313	–	313

Non-Cash Investing and Financing Activities

Shares issued to settle related party debt	–	–	892,741
Shares issued for services	–	–	499,098
Shares issued for convertible debentures and accrued interest
converted	–	–	394,661
Shares issued for technology	–	–	1
Shares issued to an officer donated back and cancelled	–	–	(10)

Supplemental Disclosures:

Interest paid	2,188	875
Income tax paid	–	–

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended April 30, 2006 and 2005
(Expressed in U.S. Dollars)

1.	CONTINUANCE OF OPERATIONS

IAS Communications, Inc., herein “the Company”, was incorporated on December 13, 1994 pursuant to the laws of the state of Oregon, USA. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going-concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At April 30, 2006, the Company had a working capital deficiency of $116,855, which is not sufficient to meet its planned business objectives and ongoing operations for the next twelve months. The Company has accumulated losses of $6,001,695 since its inception. Its ability to continue as a going-concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going-concern. Management of the Company will be liquidating the securities held for trading and is actively seeking equity financing for the purpose of maintaining operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

	(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Available-for-Sale Securities

Available-for-sale securities held for trading are recorded at market. Unrealized gains and losses on such securities are reported in comprehensive income in the period they occur.

	(e)	Financial Instruments

(i) Fair Value

The carrying values of cash and cash equivalents, securities held for trading, accrued revenues, accounts payable and accrued liabilities, and convertible debentures approximate their fair values because of the short-term maturity of these financial instruments.

(ii) Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(iii) Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended April 30, 2006 and 2005
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (”EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	(g)	Stock-Based Compensation

Prior to May 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, using the modified retrospective transition method. There has been no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R. Refer to Note 7.

	(h)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153,

“Exchanges of Non-Monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-Monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, and SFAS No. 156, “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended April 30, 2006 and 2005
(Expressed in U.S. Dollars)

3.	ASSET RETIREMENT OBLIGATIONS

The basis of this policy is the recognition of a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, when one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

Although the Company’s wells are producing, no liability has been reported because any costs in shutting down the wells would be minimal. There is no effect on prior years as a result of adopting this new recommendation, as the Company has only owned the interests in the oil properties since April 2005.

4.	ACCOUNTS PAYABLE

Long outstanding accounts payable in the amount of $54,386, of which $12,106 was payable to a company related to a director, was determined to be no longer payable and written off during the year.

5.	RELATED PARTY TRANSACTIONS

(a)

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President of the Company.

(b)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - nil) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To April 30, 2006, revenue from the wells was approximately $27,948 resulting in an obligation to the Company to issue approximately 279,000 shares. The shares arising from this agreement to April 30, 2006 have not been issued but have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $53,425 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, an impairment loss of $53,425 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations.

(c)

The Company entered into an agreement with a professional law firm in which a partner of the firm is an Officer and Director of the Company. Refer to Note 8. No professional fees were paid to related parties during the years ended April 30, 2006 and 2005.

6.	CONVERTIBLE DEBENTURES

On June 15, 1997, the Company offered three-year, 8.75% interest and unsecured convertible debentures. The debentures were convertible into Class “A” shares until June 15, 2000. As at April 30, 2006, $25,000 of debentures remains outstanding. Interest is due annually.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended April 30, 2006 and 2005
(Expressed in U.S. Dollars)

7.	STOCK OPTION PLAN

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the Stock Option Plan, the Company has granted stock options to certain directors and employees. The fair value of the employee's purchase rights, pursuant to stock options, under SFAS 123, was estimated using the Black-Scholes option pricing model.

The following table summarizes stock option plan activities:

	Year Ended		Year Ended
	April 30, 2006		April 30, 2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	#	$	#	$

Outstanding at beginning of year	1,250,000	0.20	1,275,000	0.20
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	(25,000)	0.20

Outstanding at end of year	1,250,000	0.20	1,250,000	0.20

Exercisable at end of year	1,250,000	0.20	1,250,000	0.20

Stock options outstanding at April 30, 2006 had a weighted average remaining life of 0.63 years (April 30, 2005 – 1.63 years).

Additional information regarding options outstanding as at April 30, 2006 and 2005 is as follows:

	Exercise	Options
Expiry Date	Price	2006	2005
	$	#	#

November 20, 2006	0.20	1,200,000	1,200,000
October 8, 2008	0.20	50,000	50,000

Total stock options outstanding		1,250,000	1,250,000

Total stock options exercisable		1,250,000	1,250,000

8.	COMMITMENTS

(a)

On April 13, 2006, the Company entered into an agreement with a public relations firm to provide public relations services for the Company in consideration for $20,000 per month, or $25,000 of the Company’s stock for an initial term of three months. At April 30, 2006, $10,000 was included in prepaid expenses.

(b)

On April 17, 2006, the Company entered into a consulting agreement with a private equity consultant (the “Consultant”). The Company agreed to pay a fee of 5% for the first $1,000,000 of any debt financing and 10% of any equity or subordinated debenture financing received from parties introduced to the Company by the Consultant, payable in cash or the Company’s stock. For any equity amount raised beyond the initial $1,000,000, the Consultant will receive common stock from the Company in an amount equal to 10% of the total amount raised at the same price as paid by the investors for the equity placed by the Consultant. The Company also agreed to pay a fee of 5% of the first $5,000,000; 4% of the second $1,000,000; 3% of the third $1,000,000; 2% of the fourth $1,000,000; 1% of the remaining $1,000,000 or greater balance of any mergers, acquisitions, joint ventures and distribution agreements arranged by the Consultant that add value to the Company.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended April 30, 2006 and 2005
(Expressed in U.S. Dollars)

8.	COMMITMENTS (continued)

(c)

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

(d)

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

(e)

On November 3, 2005, the Company entered into a letter of intent to purchase a 37.5% net revenue interest in a producing oil well and drill two exploration wells in Overton and Clay County, Tennessee, in consideration for $400,000. On January 17, 2006, this agreement was terminated.

9.	CONTINGENT LIABILITY

The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the “Oregon Litigation”). The Plaintiff, Kirk VanVoorhies (“Plaintiff”), sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University (“WVU”) of this claim and contacted WVU to assist in the defence. WVU owns the patent rights to the CTHA technology, which were licensed to the Company. Two patents were granted for the CTHA to WVU, one in August 1995 and another in August 1997. The Plaintiff’s patent was approved on March 31, 1998.

The dispute in the WVU action concerned inventions conceived during the Plaintiff’s time at WVU as a graduate student and later as a graduate research assistant, particularly two inventions relating to the CTHA technology. The Court found that the Plaintiff validly assigned all rights in the first invention to WVU, including all future technology derived from the technology underlying that invention. The Plaintiff subsequently declined to assign to WVU any interest in a second invention. The Court found that the second invention constituted future technology derived from the first invention. Therefore, the Plaintiff’s assignment of the first invention to WVU also effectively assigned the second invention to WVU, and WVU is the rightful owner of the patent applications filed by the Plaintiff on the CTHA technology.

Because one of these patent applications led to the issuance of the patent underlying VorteKx's infringement suit against the Company, VorteKx no longer has standing to pursue that infringement case. The case was stayed pending the Plaintiff’s appeal from the Court's order. On May 20, 2004 the United States Court of Appeals affirmed the stay of the case.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended April 30, 2006 and 2005
(Expressed in U.S. Dollars)

10.	INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $6,130,000, which commence expiring in 2010. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it more likely than not will utilize the net operating losses carried forward in future years. For the years ended April 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $2,000 and $76,000, respectively.

The components of the net deferred tax asset at June 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2006	2005
	$	$
Net Operating Losses	6,182,000	6,123,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	2,164,000	2,143,000
Valuation Allowance	(2,164,000)	(2,143,000)
Net Deferred Tax Asset	–	–

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years. The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense is:

	April 30,	April 30,
	2006	2005
	$	$
Income tax benefit computed at U.S. statutory rates	20,800	14,954
Write-off of accounts payable	(19,035)	–
Unrecognized tax losses	(1,765)	(14,954)
Future income tax benefit	–	–

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended April 30, 2006 and 2005
(Expressed in U.S. Dollars)

11.	RESTATEMENT

During 2003, the Company received 60,000 shares of REGI U.S., Inc., a company related by common directors, for the settlement of $3,000 of debt. During 2004, the Company received 128,710 shares of REG Technologies, Inc., a company related by common directors, for the settlement of $12,871 of debt.

These foregoing transactions, as well as the gain on the securities at each year-end since 2003, have not been recorded.

As a result of the above errors, prior period statements have been retroactively restated to reflect the errors as follows:

	2005	2004	2003
	$	$	$

Comprehensive Income
As previously reported	–	–	–
Prior period adjustment	44,178	27,019	4,800
As restated	44,178	27,019	4,800
Available-for-Sale Securities
As previously reported	–	–	–
Prior period adjustment	75,997	31,319	4,800

As restated	75,997	31,319	4,800

12.	SUBSEQUENT EVENTS

(a)

On May 4, 2006, the Company entered into a joint venture drilling agreement with Energy Source Inc. (ESI) where the Company can earn a 60% interest in four gas wells in Kentucky and the option to acquire a 60% interest in an additional 20 wells over an 18-month period by paying $185,000 per well for the first four wells, and a price to be agreed upon for all additional wells. Payment for the first well is payable within 20 days of the agreement (paid subsequently) and payments for additional wells are due 20 days after written notice is provided by ESI. In addition, the Company must pay a monthly maintenance fee of $300 per well and any additional maintenance expenses, a monthly dehydration fee and a $0.55 per MCF transportation fee at 60% of the head volume as well as any third party transportation and marketing fees incurred in delivering gas to the sales point.

(b)

On May 18, 2006, the Company entered into an agreement with a company related by common directors and officers to farm out a 40% interest in the well outlined in Note 11(a), subject to a 12.5% net revenue interest to the landowner and 27.5% interest to ESI in consideration for 50% of the costs of the well and first refusal to drill up to 23 additional wells pursuant to the agreement outlined in Note 12(a).