Form 10QSB
period 2006-07-31
IAS COMMUNICATIONS INC
filed 2006-09-15
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2006

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

(604) 278-5996
Issuer's Telephone Number

_________________________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)    Yes [X]    No  [   ]     (2)     Yes [X]    No   [   ]

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
July 31, 2006
Common - 35,243,562 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format      Yes    [   ]    No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2006
(unaudited)

IAS Communications, Inc
(A Development Stage Company)

July 31, 2006

F-i

IAS Communications, Inc
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	July 31,	April 30,
	2006	2006
	$	$

Assets
Current Assets
Cash	15,508	313
Available-for-sale securities	215,671	216,697
Accrued revenues from petroleum interests	3,820	1,396
Prepaid expenses	1,250	12,000
Due from related parties	21,323	22,323
Total Current Assets	257,572	252,729
Oil and Gas Properties	370,000	–
Total Assets	627,572	252,729

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	68,021	69,174
Accrued liabilities	31,841	16,792
Due to related parties (Note 3)	443,301	258,618
Convertible debentures (Note 4)	25,000	25,000
Total Liabilities	568,163	369,584
Commitments (Notes 7)
Stockholders’ Deficit
Preferred Stock – 50,000 share authorized; none issued	–	–
Common Stock
Class “A” voting – 100,000,000 shares authorized without par value
35,243,562 (2006 - 35,243,562) shares issued and
outstanding	5,831,415	5,831,415
Class “B” non-voting – 100,000,000 shares authorized without par value
none issued	–	–
Common Stock Subscribed (Note 6)	200,000	–
Obligation to Issue Shares (Note 3(b))	86,601	53,425
Deficit Accumulated During the Development Stage	(6,274,278)	(6,218,392)
Accumulated Other Comprehensive Income	215,671	216,697
Total Stockholders’ Deficit	59,409	(116,855)
Total Liabilities and Stockholders’ Deficit	627,572	252,729

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	December 13, 1994	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to July 31,	July 31,	July 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Operating Expenses

Depreciation	1,823	–	–
Interest on convertible debentures	9,299	547	547
Investor relations	1,595	–	–
License	9,250	750	750
Office	21,978	1,229	672
Professional fees	169,515	31,609	5,616
Transfer agent and regulatory	14,452	208	800

Total Operating Expenses	227,912	34,343	8,385

Loss from Operations	(227,912)	(34,343)	(8,385)

Other Income
Gain on license obligation	1,000	–	–
Gain on write off of payables	54,386	–	54,385
Petroleum revenues, net (Note 7(a))	39,581	11,633	4,382
Impairment loss – petroleum interests (Note 7(a))	(86,601)	(33,176)	–

Loss Before Discontinued Operations	(219,546)	(55,886)	50,382

Discontinued Operations	(6,054,732)	–	–

Net Loss	(6,274,278)	(55,886)	50,382

Other Comprehensive Income
Unrealized gain on available-for-sale securities	215,671	(1,026)	96,426

Comprehensive Income (Loss)	(6,058,607)	(56,912)	146,808

Net Loss Per Share - Basic and Diluted
- From Continuing Operations		–	–
- From Discontinued Operations		–	–

Weighted Average Shares Outstanding		35,243,562	35,243,562

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	December 13, 1994	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	To July 31,	July 31,	July 31,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss	(6,274,278)	(55,886)	(50,382)

Adjustment to reconcile net loss to net cash used in
operating activities
Assets written-off	455,957	–	–
Depreciation	189,109	–	–
Gain on shares cancelled	(10)	–	–
Gain on write-off of payables	(540,461)	–	–
Shares and options issued for services	556,050	–	–
Shares issued for convertible debenture interest	18,786	–	–
Impairment loss – petroleum interests	86,601	33,176	(54,385)

Change in operating assets and liabilities
Prepaid expenses	(1,250)	10,750	750
Inventory	(28,615)	–	–
Accrued revenues from petroleum interest	(3,820)	(2,424)	(3,237)
Accounts payable and accrued liabilities	796,025	13,896	4,832
Due to related parties	–	–	(109)

Net Cash Used in Operating Activities	(4,745,906)	(488)	(1,767)

Investing Activities
Purchase of property and equipment	(99,626)	–	–
Investments in oil and gas properties	(555,000)	(555,000)	–
Recoveries to oil and gas properties	185,000	185,000	–
Purchase of license	(250,000)	–	–
Increase in patent protection costs	(266,822)	–	–

Net Cash Used in Investing Activities	(986,448)	(370,000)	–

Financing Activities
Advances from related parties	1,102,938	185,683	1,984
Common stock subscribed	200,000	200,000	–
Check issued in excess of funds on deposit	–	–	(217)
Proceeds from issuance of common stock	4,044,924	–	–
Proceeds from convertible debentures	400,000	–	–

Net Cash Provided by Financing Activities	5,747,862	385,683	1,767

Net Increase in Cash	15,508	15,195	–
Cash – Beginning of Period	–	313	–
Cash – End of Period	15,508	15,508	–

Non-cash Investing and Financing Activities

Shares issued to settle related party debt	892,741	–	–
Shares issued for services	499,098	–	–
Shares issued for convertible debentures	394,661	–	–
Shares issued for technology	1	–	–
Shares issued to an officer donated back and cancelled	(10)		–

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

1.	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by IAS Communications, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended April 30, 2006, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended July 31, 2006 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At July 31, 2006, the Company had a working capital deficiency of $310,591, which is not sufficient to meet its planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. The Company has accumulated losses of $6,274,278 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	Related Party Transactions

(a)

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President of the Company.

4.	Convertible Debentures

On June 15, 1997, the Company offered three year, 8¾% interest, convertible debentures. The debentures were convertible into Class “A” shares until June 15, 2000. As at July 31, 2006, $25,000 of debentures remains outstanding. Interest is due annually.

5.	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended.

The following table summarized stock option plan activities:

	Three Months Ended		Three Months Ended
	July 31, 2006		July 31, 2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	#	$	#	$

Outstanding at beginning of period	1,250,000	0.20	1,275,000	0.20
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	(25,000)	0.20

Outstanding at end of period	1,250,000	0.20	1,250,000	0.20

Exercisable at end of period	1,250,000	0.20	1,250,000	0.20

Stock options outstanding at July 31, 2006 had a weighted average remaining life of 0.38 years (April 30, 2006 – 0.63 years).

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

6.	Common Stock

On July 28, 2006, the Company entered into private placement subscription agreements with three related parties to acquire 10 units at $20,000 per unit for cash proceeds of $200,000. Each unit consists of 50,000 shares of common stock, 25,000 share purchase warrants, and a 2% working interest (1.2% net interest) in the Kentucky wells to be drilled with the proceeds from this private placement. Refer to (Note 7(b)). Each share purchase warrant is exercisable to acquire one share of common stock at $0.40 per share for a period of one year. The units were issued subsequent to the period.

7.	Oil and Gas Properties

a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - nil) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To July 31, 2006, revenue from the wells was approximately $37,156 resulting in an obligation to the Company to issue approximately 372,000 shares. During the period ended July 31, 2006, the Company received/accrued $11,633 of revenue from the wells. The shares arising from this agreement to July 31, 2006 have not been issued but have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $86,601 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, an impairment loss of $86,601 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the period ended July 31, 2006, $33,176 of impairment loss was incurred.

b)

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (ESI) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in 4 gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18 month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI. The first three wells were paid and drilled during the period.

On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm out a 40% working interest in the wells outlined above, subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. Teryl also has the first right of refusal to participated up to 24 wells on the same terms and conditions. The Company received $185,000 from Teryl during the period, representing 50% of the cost of drilling the first and second well.

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

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company. Until fiscal 2002, we were engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, (the "CTHA"), for wireless communications markets. We have been granted worldwide sublicensing rights for commercial applications, excluding military and governmental applications, for the CTHA pursuant to an agreement with Integral Concepts Inc. and West Virginia University Research Corporation. Since fiscal 2002, the CTHA technology has been on hold due to unsuccessful attempts to complete a license agreement with potential customers.

Since April 2005, we have changed the focus of our principal business activities and entered into several agreements to purchase certain interests in several oil producing wells in Texas, Kentucky and Tennessee.

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,274,278 and have a working capital deficit of $310,591. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, obtain successful drilling results, identify additional resource locations and receive ongoing support from the majority of our creditors and affiliates.

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

Progress Report

On May 4, 2006, the Company entered into a joint venture drilling agreement with Energy Source Inc. (ESI) where the Company can earn a 60% interest in 4 gas wells in Kentucky and the option to acquire a 60% interest in an additional 20 wells over an 18 month period by paying $185,000 per well for the first 4 wells, and a price to be agreed upon for all additional wells. The first three wells were paid and drilled during this quarter. In addition the Company must pay a monthly maintenance fee of $300 per well and any additional maintenance expenses, a monthly dehydration fee and a $0.55 per MCF transportation fee at 60% of the head volume as well as any third party transportation and marketing fees incurred in delivering gas to the sales point.

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

Results of Operations

Three months ended July 31, 2006 (“2006”) compared to the three months ended July 31, 2005 (“2005”).

The Company had no revenue from operations for 2006 as compared to $ nil for 2005.

The Company had net loss of $55,886 in 2006, compared to a net income of $50,382 in 2005. The loss for 2006 was mainly due to an increase in professional fees of $31,609, and the income in 2005 was mainly to a gain due to the write-off of accounts payable of $54,385.

Our basic and diluted net loss per share was $nil for 2006 and 2005.

Liquidity

During the three months ended July 31, 2006, we financed our operations by receiving financial support from related parties in the amount of $185,683. These amounts are unsecured, non-interest bearing and due on demand. We also received $200,000 for stock subscribed through a private placement with related parties. We also invested in two oil and gas wells in Kentucky in the amount of $370,000.

Our cash position as at the end of July 31, 2006 is $15,508, and our working capital deficit as at July 31, 2006 was $310,591 compared to $116,855 as at April 30, 2006. We anticipate that we will need $500,000 to finance our operations over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

4.1	Joint Venture Drilling Agreement between IAS Communications, Inc. and Energy Source, Inc. dated May 4, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K

On May 31, 2006, the Company filed a Form 8-K Current Report regarding a Joint Venture Drilling Agreement with Energy Source, Inc. to drill up to 24 gas wells.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2006	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer