Form 10QSB
period 2006-10-31
IAS COMMUNICATIONS INC
filed 2006-12-20
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

IAS COMMUNICATIONS, INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1063549
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

240 - 11780 Hammersmith Way
Richmond, BC V7A 5E9 Canada
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

December 7, 2006

Common - 36,023,039 shares

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

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2006
(unaudited)

IAS Communications, Inc
(A Development Stage Company)

October 31, 2006

IAS Communications, Inc
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(unaudited)

	October 31,	April 30,
	2006	2006
	$	$

Assets
Current Assets
Cash	38,022	313
Available-for-sale securities	66,867	216,697
Accrued revenues from petroleum interests	5,292	1,396
Prepaid expenses	500	12,000
Due from related parties	31,100	22,323
Total Current Assets	141,781	252,729
Oil and Gas Properties (Note 7)	369,198	–
Total Assets	510,979	252,729

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	20,077	69,174
Accrued liabilities	12,700	16,792
Due to related parties (Note 3)	449,355	258,618
Convertible debentures (Note 4)	25,000	25,000
Total Liabilities	507,132	369,584
Commitments (Note 7)
Stockholders’ Equity (Deficit)
Preferred Stock – 50,000 share authorized; none issued	–	–
Common Stock and Paid-in Capital in Excess of Par
Class “A” voting – 100,000,000 shares authorized without par value
36,023,039 (2006 - 35,243,562) shares issued and
outstanding	6,133,550	5,831,415
Class “B” non-voting – 100,000,000 shares authorized without par value
none issued	–	–
Obligation to Issue Shares (Note 7(a))	40,853	53,425
Deficit Accumulated During the Development Stage	(6,230,182)	(6,218,392)
Accumulated Other Comprehensive Income	59,626	216,697
Total Stockholders’ Equity (Deficit)	3,847	(116,855)
Total Liabilities and Stockholders’ Equity (Deficit)	510,979	252,729

IAS Communications, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	Accumulated from
	December 13, 1994	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	1,823	–	–	–	–
Interest on convertible debentures	9,846	547	547	1,094	1,094
Investor relations	1,595	–	–	–	–
License	10,000	750	750	1,500	1,500
Office	76,393	54,415	1,372	55,644	2,044
Professional fees	176,214	6,699	10,331	38,308	15,947
Transfer agent and regulatory	15,843	1,391	608	1,599	1,408

Total Operating Expenses	291,714	63,802	13,608	98,145	21,993

(Loss) from Operations	(291,714)	(63,802)	(13,608)	(98,145)	(21,993)

Other Income (Expense)
Depletion	(802)	(802)	–	(802)	–
Gain on sale of available-for-sale
securities	103,667	103,667	–	103,667	–
Gain on license obligation	1,000	–	–	–	–
Gain on write off of payables	63,487	9,101	–	9,101	54,385
Petroleum revenues, net (Note 7(a))	43,190	3,609	10,867	15,242	15,249
Impairment loss – petroleum interests
(Note 7(a))	(94,278)	(7,677)	–	(40,853)	–

Loss Before Discontinued Operations	(175,450)	44,096	(2,741)	(11,790)	47,641

Discontinued Operations	(6,054,732)	–	–	–	–

Net (Loss) Income	(6,230,182)	44,096	(2,741)	(11,790)	47,641

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-
sale securities	59,626	(156,045)	–	(157,071)	–

Comprehensive Income (Loss)	(6,170,556)	(111,949)	(2,741)	(168,861)	47,641

Net Loss Per Share - Basic and Diluted
- From Continuing Operations		–	–	–	–
- From Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		35,678,000	35,244,000	35,461,000	35,244,000

IAS Communications, Inc
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Accumulated from
	December 13, 1994	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	To October 31,	October 31,	October 31,
	2006	2006	2005
	$	$	$
Operating Activities

Net (loss) income	(6,230,182)	(11,790)	47,641

Adjustments to reconcile net loss to net cash used in
operating activities
Assets written-off	455,957	–	–
Depreciation	189,109	–	–
Gain on sale of securities	(103,667)	(103,667)	–
Gain on shares cancelled	(10)	–	–
Gain on write-off of payables	(549,562)	(9,101)	(54,386)
Shares and options issued for services	556,050	–	–
Shares issued for convertible debenture interest	18,786	–	–
Stock-based compensation	48,710	48,710	–
Depletion	802	802
Impairment loss – petroleum interests	94,278	40,853	–

Change in operating assets and liabilities
Accounts receivable	(1,125)	(1,125)
Prepaid expenses	(500)	11,500	1,500
Inventory	(28,615)	–	–
Accrued revenues from petroleum interest	(4,167)	(2,771)	(4,734)
Accounts payable and accrued liabilities	738,041	(44,088)	7,469
Due to related parties	–	–	(2,129)

Net Cash Used in Operating Activities	(4,816,095)	(70,677)	(4,639)

Investing Activities
Purchase of property and equipment	(99,626)	–	–
Investments in oil and gas properties	(555,000)	(555,000)	–
Recoveries to oil and gas properties	185,000	185,000	–
Proceeds from sale of securities	103,667	103,667	–
Purchase of securities	(7,241)	(7,241)	–
Purchase of license	(250,000)	–	–
Increase in patent protection costs	(266,822)	–	–

Net Cash Used in Investing Activities	(890,022)	(273,574)	–

Financing Activities
Advances from related parties	1,099,215	181,960	1,984
Check issued in excess of funds on deposit	–	–	2,655
Proceeds from issuance of common stock	4,244,924	200,000	–
Proceeds from convertible debentures	400,000	–	–

Net Cash Provided by Financing Activities	5,744,139	381,960	4,639

Net Increase in Cash	38,022	37,709	–
Cash – Beginning of Period	–	313	–
Cash – End of Period	38,022	38,022	–

Non-cash Investing and Financing Activities

Shares issued to settle related party debt	892,741	–	–
Shares issued for services	499,098	–	–
Shares issued for convertible debentures	394,661	–	–
Shares issued for technology	1	–	–
Shares issued to an officer donated back and cancelled	(10)	–	–

Supplemental Disclosures:

Interest paid		8,197	2,188
Income tax paid		–	–

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

The results of operations for the six months ended October 31, 2006 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At October 31, 2006, the Company had a working capital deficiency of $365,351, which raises substantial concern on its ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. The Company has accumulated losses of $6,230,182 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	Related Party Transactions

The amounts due to related parties are non-interest bearing, unsecured and without specific terms of repayment. Related parties consist of companies controlled or significantly influenced by the President of the Company. Refer to Note 7(b).

4.	Convertible Debentures

On June 15, 1997, the Company offered three year, 8¾% interest, convertible debentures. The debentures were convertible into Class “A” shares until June 15, 2000. As at October 31, 2006, $25,000 of debentures remains outstanding. Interest is due annually.

5.	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended.

During the six month period ended October 31, 2006, the Company extended the term on 1,200,000 options and charged stock-based compensation expense of $48,710 to operations for the vested incremental increase in the fair value of these stock options. At October 31, 2006, the Company had $146,130 of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

These options have the following vesting schedule:

[i] Up to 25% of the options may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

[ii] The second 25% of the options may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.

[iii] The third 25% of the options may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”.

[iv] The fourth and final 25% of the options may be exercised at any time after 90 days from the date of the Third Exercise.

IAS Communications, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

5.	Stock Option Plan

The following table summarized stock option plan activities:

	Six Months Ended		Six Months Ended
	October 31, 2006		October 31, 2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	#	$	#	$

Outstanding at beginning of period	1,250,000	0.20	1,275,000	0.20
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	(25,000)	0.20

Outstanding at end of period	1,250,000	0.20	1,250,000	0.20

Exercisable at end of period	1,250,000	0.20	1,250,000	0.20

Stock options outstanding at October 31, 2006 had a weighted average remaining life of 4.93 years (April 30, 2006 – 0.63 years).

6.	Common Stock

a)

On September 28, 2006, the Company issued 10 units at $20,000 per unit for cash proceeds of $200,000 to three related parties pursuant to private placement subscription agreements. Each unit consists of 50,000 shares of common stock, 25,000 share purchase warrants, and a 2% working interest (1.2% net interest) in the Kentucky wells to be drilled with the proceeds from this private placement. Refer to (Note 7(b)). Each share purchase warrant is exercisable to acquire one share of common stock at $0.40 per share for a period of one year.

b)

On August 8, 2006, the Company issued 279,477 shares of common stock with a fair value of $53,425 to a private company controlled by the President of the Company pursuant to petroleum agreement. Refer to Note 7(a).

7.	Oil and Gas Properties

a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To October 31, 2006, revenue from the wells was approximately $39,500. During the period ended October 31, 2006, the Company received/accrued $11,565 of revenue from the wells. The approximately 120,000 shares of restricted common stock issuable at October 31, 2006 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $40,853 in obligation to issue shares. Refer to Note 6(b).

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, an impairment loss of $94,278 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the period ended October 31, 2006, $40,853 of impairment loss was incurred.

b)

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in 4 gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18 month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI. The first three wells were paid and drilled during the period. During the six month period ended October 31, 2006, the Company recorded depletion of $802 on capitalized costs relating to this area.

On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. Teryl also has the first right of refusal to drill up to the 24 wells. The Company received $185,000 from Teryl during the period, representing 50% of the cost of drilling the first and second well.

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,230,182 and have a working capital deficit of $365,351. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, develop additional markets for its products, identify additional licensees and receive ongoing support from the majority of our creditors and affiliates.

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

Progress Report

On November 1, 2006, we announced that the Clarence Bright #1 well in Laurel County, Kentucky is completed. The total depth on the well was 1742 feet with two production zones, one in the Big Lime @ 1240 to 1250 and one in Waverly @ 1252 to 1260. The open flow was 747 MCF with 230 PSI. The gathering line to this well is in the process of being laid. Ken Lee #1 and Elvis Farris #2 are also in production and the Company will update on flow rates as soon as the mid-line compressor is installed. Additional wells in Knox & Laurel Counties are planned in the near future.

IAS will earn a 100% interest in each well drilled and financed by IAS, subject to a 12 ½ percent revenue interest to the landowner, and 27 ½ percent to Energy Source, Inc., the lessee and operator of the wells.

Teryl Resources Corp. (TSX Venture Exchange: TRC, www.terylresources.com) has an option for a 40% working interest in the Clarence Bright #1 gas well, from IAS, in consideration for paying for 50% of the costs of drilling.

Results of Operations

Six months ended October 31, 2006 (“2006”) compared to the six months ended October 31, 2005 (“2005”)

The Company had no revenue from operations for 2006 or 2005.

The Company had net losses of $11,790 in 2006, compared to net income of $47,641 for 2005. The increase in loss for 2006 was mainly due to an impairment loss on petroleum interests recorded in 2006 and an increase in office and professional fee expenses.

Our basic and diluted net loss per share was $nil for 2006 and 2005.

Liquidity

During 2006, we financed our operations by receiving financial support from related parties in the amount of $181,960. These amounts are unsecured, non-interest bearing and due on demand. We also received $15,242 from recently purchased shares of two oil wells in Texas and one oil well in Kentucky. We also received $105,750 from the sale of investment securities and received proceeds of $200,000 from the issuance of the Company’s common stock.

Our cash position has increased 37,709 during the six months ended October 31, 2006, and our working capital deficit as at October 31, 2006 was $372,005 compared to $116,855 as at April 30, 2006.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

a)

On September 28, 2006, the Company issued 10 units at $20,000 per unit for cash proceeds of $200,000 to three related parties pursuant to private placement subscription agreements. Each unit consists of 50,000 shares of common stock, 25,000 share purchase warrants, and a 2% working interest (1.2% net interest) in the Kentucky wells to be drilled with the proceeds from this private placement. Each share purchase warrant is exercisable to acquire one share of common stock at $0.40 per share for a period of one year.

b)	On August 8, 2006, the Company issued 279,477 shares of common stock with a fair value of $53,425 to a private company controlled by the President of the Company pursuant to petroleum agreement.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)      Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2006	IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer