Form 10QSB
period 2007-01-31
IAS COMMUNICATIONS INC
filed 2007-03-26
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2007

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File No. 0-21255

IAS COMMUNICATIONS, INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1063549

(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

240 – 11870 Hammersmith Way
Richmond, BC V7A 5E9 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

1103-11871 Horseshoe Way,
Richmond, BC V7A 5H5 Canada
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X  No __ (2) Yes X  No__

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [ X ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 19, 2007

Common - 36,023,039 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

IAS Communications, Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2007
(unaudited)

IAS Communications, Inc
(A Development Stage Company)

January 31, 2007

IAS Communications, Inc
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	January 31,	April 30,
	2007	2006
	$	$

Assets
Current Assets
Cash	27,392	313
Available-for-sale securities	61,979	216,697
Accounts receivable	3,922	–
Accrued revenues from petroleum interests	11,399	1,396
Prepaid expenses	2,750	12,000
Due from related parties	122,595	22,323
Total Current Assets	230,037	252,729
Oil and Gas Properties (Note 7)	276,567	–
Total Assets	506,604	252,729

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	14,876	69,174
Accrued liabilities	15,912	16,792
Due to related parties (Note 3)	449,008	258,618
Debentures (Note 4)	25,000	25,000
Total Liabilities	504,796	369,584
Commitments (Note 7)
Stockholders’ Equity (Deficit)
Preferred Stock – 50,000 share authorized; none issued	–	–
Common Stock and Paid-in Capital in Excess of Par
Class “A” voting – 100,000,000 shares authorized without par value
36,023,039 (2006 - 35,243,562) shares issued and
outstanding	6,133,550	5,831,415
Class “B” non-voting – 100,000,000 shares authorized without par value
none issued	–	–
Obligation to Issue Shares (Note 7(a))	63,870	53,425
Deficit Accumulated During the Development Stage	(6,253,350)	(6,218,392)
Accumulated Other Comprehensive Income	57,738	216,697
Total Stockholders’ Equity (Deficit)	1,808	(116,855)
Total Liabilities and Stockholders’ Equity (Deficit)	506,604	252,729

IAS Communications, Inc
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	December 13, 1994	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to January 31,	January 31,	January 31,	January 31,	January 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

Depreciation	1,823	–	–	–	–
Interest on convertible debentures	10,393	547	547	1,641	1,641
Investor relations	1,595	–	–	–	–
License	10,750	750	750	2,250	2,250
Office	77,294	1,818	7,659	56,545	9,703
Professional fees	184,400	8,186	39,517	46,494	55,464
Transfer agent and regulatory	16,401	558	–	2,157	1,408

Total Operating Expenses	302,656	11,859	48,473	109,087	70,466

(Loss) from Operations	(302,656)	(11,859)	(48,473)	(109,087)	(70,466)

Other Income (Expense)
Depletion	(933)	(131)	–	(933)	–
Gain on sale of available-for-sale
securities	102,750	–	–	102,750	–
Gain on license obligation	1,000	–	–	–	–
Gain on write off of payables	63,487	–	–	9,101	54,385
Petroleum revenues, net (Note 7)	55,029	11,839	3,338	27,081	18,587
Impairment loss – petroleum interests
(Note 7(a))	(117,295)	(23,017)	–	(63,870)	–

Loss Before Discontinued Operations	(198,618)	(23,168)	(45,135)	(34,958)	2,506

Discontinued Operations	(6,054,732)	–	–	–	–

Net (Loss) Income	(6,253,350)	(23,168)	(45,135)	(34,958)	2,506

Other Comprehensive Income (Loss)

Unrealized gain (loss) on available-for-
sale securities	57,738	(1,888)	–	(38,959)	–
Reclassification adjustment for gains
included in net income	(120,000)	–	–	(120,000)	–
Net unrealized gain (loss) on available
for sale securities	(62,262)	(1,888)	–	(158,959)	–

Comprehensive Income (Loss)	(6,315,612)	(25,056)	(45,135)	(193,917)	2,506

Net Loss Per Share - Basic and Diluted
- From Continuing Operations		–	–	–	–
- From Discontinued Operations		–	–	–	–

Weighted Average Shares Outstanding		36,023,000	35,244,000	35,648,000	35,244,000

IAS Communications, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	December 13, 1994	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	To January 31,	January 31,	January 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net (loss) income	(6,253,350)	(34,958)	2,506

Adjustments to reconcile net loss to net cash used in
operating activities
Assets written-off	455,957	–	–
Depreciation	189,109	–	–
Gain on sale of securities	(102,750)	(102,750)	–
Gain on shares cancelled	(10)	–	–
Gain on write-off of payables	(549,562)	(9,101)	(54,386)
Shares and options issued for services	556,050	–	–
Shares issued for convertible debenture interest	18,786	–	–
Stock-based compensation	48,710	48,710	–
Depletion	933	933
Impairment loss – petroleum interests	117,295	63,870	–

Change in operating assets and liabilities
Prepaid expenses	(2,750)	9,250	(750)
Accounts receivable	(3,922)	(3,922)	–
Inventory	(28,615)	–	–
Accrued revenues from petroleum interest	(11,399)	(10,003)	(4,813)
Accounts payable and accrued liabilities	736,052	(46,077)	38,755
Due to related parties	(24,705)	(2,382)	–

Net Cash Used in Operating Activities	(4,854,171)	(86,430)	(18,688)

Investing Activities
Purchase of property and equipment	(99,626)	–	–
Investment in oil and gas properties	(555,000)	(555,000)	–
Recoveries to oil and gas properties	185,000	185,000	–
Proceeds from sale of securities	102,750	102,750	–
Purchase of securities	(4,241)	(4,241)	–
Purchase of license	(250,000)	–	–
Increase in patent protection costs	(266,822)	–	–

Net Cash Used in Investing Activities	(887,939)	(271,491)	–

Financing Activities
Advances from related parties	1,124,578	185,000	19,950
Check issued in excess of funds on deposit	–	–	(523)
Proceeds from issuance of common stock	4,244,924	200,000	–
Proceeds from convertible debentures	400,000	–	–

Net Cash Provided by Financing Activities	5,769,502	385,000	19,427

Net Increase in Cash	27,392	27,079	739
Cash – Beginning of Period	–	313	–
Cash – End of Period	27,392	27,392	739

Non-cash Investing and Financing Activities
Shares issued to settle related party debt	892,741	–	–
Shares issued for services	499,098	–	–
Shares issued for convertible debentures	394,661	–	–
Shares issued for technology	1	–	–
Shares issued to an officer donated back and cancelled	(10)	–	–

Supplemental Disclosures:
Interest paid		8,197	2,188
Income tax paid		–	–

IAS Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficit
From December 13, 1994 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

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

IAS Communications, Inc.
(A Development Stage Company)
Statements of Stockholders’ Deficit (continued)
From December 13, 1994 (Date of Inception) to January 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

				Deficit
				Accumulated		Total
	Common Stock		Obligation	During the	Accumulated	Stockholders’
	Class A		to Issue	Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income	(Deficit)
	#	$	$	$	$	$
Balance – April 30, 2000	11,321,239	4,738,949	–	(5,033,080)	–	(294,131)
Shares issued to settle debt	267,048	211,781	–	–	–	211,781
Shares issued pursuant to conversion of
convertible debentures including accrued
interest	12,358	10,875	–	–	–	10,875
Net loss for the year	–	–	–	(755,406)	–	(755,406)
Balance – April 30, 2001	11,600,645	4,961,605	–	(5,788,486)	–	(826,881)
Net loss for the year	–	–	–	(752,321)	–	(752,321)
Balance April 30, 2002	11,600,645	4,961,605	–	(6,540,807)	–	(1,579,202)
Shares issued for cash pursuant to a private
placement	944,250	188,850	–	–	–	188,850
Shares issued to settle related party debt	22,698,667	680,960	–	–	–	680,960
Net income for the year	–	–	–	304,576	–	304,576
Unrealized gain on securities	–	–	–	–	4,800	4,800
Balance April 30, 2003	35,243,562	5,831,415	–	(6,236,231)	4,800	(400,016)
Net income for the year	–	–	–	119,993	–	119,993
Unrealized gain on securities	–	–	–	–	27,019	27,019
Balance April 30, 2004	35,243,562	5,831,415	–	(6,116,238)	31,819	(253,004)
Net loss for the year	–	–	–	(42,726)	–	(42,726)
Unrealized gain on securities	–	–	–	–	44,178	44,178
Balance April 30, 2005	35,243,562	5,831,415	–	(6,158,964)	75,997	(251,552)
Obligation to issue shares	–	–	53,425	–	–	53,425
Net loss for the year	–	–	–	(59,428)	–	(59,428)
Unrealized gain on securities	–	–	–	–	140,700	140,700
Balance April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue
agreement	279,477	53,425	(53,425)	–	–	–
Shares issued for cash pursuant to a private
placement	500,000	200,000	–	–	–	200,000
Obligation to issue shares	–	–	63,870	–	–	63,870
Stock-based compensation	–	48,710	–	–	–	48,710
Net loss for the period	–	–	–	(34,958)	–	(34,958)
Unrealized gain on securities	–	–	–	–	(38,959)	(38,959)
Realized gain on sale of securities	–	–	–	–	(120,000)	(120,000)
Balance January 31, 2007	36,023,039	6,133,550	63,870	(6,253,350)	57,738	1,808

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

The results of operations for the nine months ended January 31, 2007 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At January 31, 2007, the Company had a working capital deficiency of $274,759, which raises substantial concern on its ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. The Company has accumulated losses of $6,253,350 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	Related Party Transactions

a)

As at January 31, 2007, the Company owed related companies controlled or significantly influenced by the President of the Company $449,008 (April 30, 2006 - $258,618) comprised of advances and/or expenses paid on behalf of the Company. During the nine months period ended January 31, 2007, the Company was advanced $185,000 for the purchase of oil wells. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

b)

As at January 31, 2007, the Company was owed by related companies controlled or significantly influenced by the President of the Company $122,595 (April 30, 2006 - $22,323) comprised of advances and/or expenses paid by the Company. During the nine months period ended January 31, 2007, a company with common directors entered into an agreement with the Company to pay 50% of the purchase price of the oil wells for a 40% working interest. As at January 31, 2007, $92,500 of the purchase price is owing to the Company. The amounts are non- interest bearing, unsecured and without specific terms of repayment. Refer to Note 7(b).

4.	Debentures

On June 15, 1997, the Company offered three year, 8¾% interest debentures. As at January 31, 2007, $25,000 of debentures remains outstanding. Interest is due annually.

IAS Communications, Inc
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

5.	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended.

During the nine month period ended January 31, 2007, the Company extended the term on 1,200,000 options and charged stock-based compensation expense of $48,710 to operations for the vested incremental increase in the fair value of these stock options. At January 31, 2007, the Company had $146,130 of total unrecognized compensation cost related to non-vested stock options held by employees, which will be recognized over future periods.

These options have the following vesting schedule:

	[i]	Up to 25% of the options may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

	[ii]	The second 25% of the options may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.

	[iii]	The third 25% of the options may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”.

	[iv]	The fourth and final 25% of the options may be exercised at any time after 90 days from the date of the Third Exercise.

	[v]	The options expire sixty months from the date of grant.

The following table summarized stock option plan activities:

	Nine Months Ended		Nine Months Ended
	January 31, 2007		January 31, 2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
	#	$	#	$

Outstanding at beginning of period	1,250,000	0.20	1,275,000	0.20
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled	–	–	(25,000)	0.20

Outstanding at end of period	1,250,000	0.20	1,250,000	0.20

Exercisable at end of period	1,250,000	0.20	1,250,000	0.20

Stock options outstanding at January 31, 2007 had a weighted average remaining life of 4.68 years (April 30, 2006 –0.63 years).

6.	Common Stock

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

a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To January 31, 2007, revenue from the wells was approximately $45,442. During the period ended January 31, 2007, the Company received/accrued $17,494 of revenue from the wells. The approximately 219,000 shares of restricted common stock issuable at January 31, 2007 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $63,870 in obligation to issue shares. Refer to Note 6(b).

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, an impairment loss of $117,295 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the period ended January 31, 2007, $63,870 of impairment loss was incurred.

b)

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in 4 gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18 month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI. To January 31, 2007, revenue from the wells was approximately $9,587. The first three wells were paid and drilled during the period. During the nine month period ended January 31, 2007, the Company recorded depletion of $933 on capitalized costs relating to this area.

On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. Teryl also has the first right of refusal to drill up to the 24 wells. The Company received $185,000 from Teryl during the period, representing 50% of the cost of drilling the first and second well. As at January 31, 2007, $92,500 is owing from Teryl to the Company for the third well.

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

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.

We are a development stage company. Our principal business operations have historically been conducted in Indiana and B.C. Canada. Until 2005, we have been engaged in the commercialization of advanced antenna technology known as the Contrawound Toroidal Helical Antenna, (the "CTHA"), for wireless communications markets. We have been granted world-wide sublicensing rights for commercial applications, excluding military and governmental applications, for the antenna. The CTHA technology is currently on hold due to unsuccessful attempts to complete a license agreement with potential customers.

We have changed the focus of our principal business operations and are currently seeking to acquire additional oil and gas interests in North America.

As a development stage company, management devotes most of its activities to establishing a new business. At January 31, 2007, we had a working capital deficiency of $274,759, which raises substantial concern on our ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,253,350. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

On May 4, 2006, the Company entered into a joint venture drilling agreement with Energy Source Inc. (ESI) where the Company can earn a 60% interest in 4 gas wells in Kentucky and the option to acquire a 60% interest in an additional 20 wells over an 18 month period by paying $185,000 per well for the first 4 wells, and a price to be agreed upon for all additional wells. Payment for the first well is payable within twenty days of the agreement (paid) and payments for additional wells are due twenty days after written notice is provided by ESI. In addition the Company must pay a monthly maintenance fee of $300 per well and any additional maintenance expenses, a monthly dehydration fee and a $0.55 per MCF transportation fee at 60% of the head volume as well as any third party transportation and marketing fees incurred in delivering gas to the sales point.

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

On November 1, 2006 we announced that the Clarence Bright #1 well in Laurel County, Kentucky is completed. The total depth on the well was 1742 feet with two production zones, one in the Big Lime @ 1240 to 1250 and one in Waverly @ 1252 to 1260. The open flow was 747 MCF with 230 PSI. The gathering line to this well is in the process of being laid. Ken Lee #1 and Elvis Farris #2 are also in production and the Company will update on flow rates as soon as the mid-line compressor is installed. Additional wells in Knox & Laurel Counties are planned in the near future.

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

Results of Operations

Nine months ended January 31, 2007 (“2007”) compared to the nine months ended January 31, 2006 (“2006”).

The Company had no revenue from operations for 2007 and nil for 2006.

The Company had net loss of $34,958 in 2007, compared to a net income of $2,506 for 2006. The increase in loss for 2007 was mainly due to an increase of $38,621 to $109,087 as compared to $70,466 in 2006 for general and administrative expenses.

Our basic and diluted net loss per share was $nil for 2007 and 2006.

Liquidity

During 2007, we financed our operations from proceeds of $200,000 received from the issuance of common stock. We also received financial support from related parties in the amount of $185,000, this amount is unsecured, non-interest bearing and due on demand. We also received $27,081 from recently purchased shares of three oil wells in Texas.

Our cash position increased to $27,392 during the nine months ended January 31, 2007 compared to $739 in 2006, and our working capital deficit as at January 31, 2007 was $274,759 compared to $116,855 as at April 30, 2006.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31,2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, our President and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Dated: March 23, 2007

IAS Communications, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer