Form 10KSB
period 2007-04-30
IAS ENERGY, INC.
filed 2007-08-14
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2007

COMMISSION FILE NO. 0-21255

IAS ENERGY, INC.
(Name of small business issuer as specified in its charter)

OREGON	91-1063549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

240 – 11780 HAMMERSMITH WAY
RICHMOND, BRITISH COLUMBIA V7A 5E9, CANADA
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

[ X ] Yes [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the issuer’s revenues for its most recent fiscal year: $ 24,060 – Oil and Gas Revenue

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 7, 2007, computed by reference to the price at which the stock was sold on that date: $5,990,500.80 .

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2007 and July 7, 2007 was 36,023,039.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X).

IAS ENERGY, INC.

FORM 10-KSB

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

IAS Energy, Inc. (formerly IAS Communications, Inc.) (referred to herein as “us, we, our") is a development stage company incorporated in the state of Oregon in 1994. Our principal business operations have historically been conducted in Indiana and B.C. Canada. Our principal business operations are the acquisition and exploration of oil and gas interests in North America. Historically, we have been engaged in the commercialization of an antenna technology.

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

Risks Specific to Our Company

Developmental Stage Company.

We were incorporated on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficiency of $243,546 as at April 30, 2007, which our auditors have stated raises substantial concern on our ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months.. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

Limited Operating History.

The Company had oil and gas revenue of $24,060 during the year ended April 30, 2007, but it is not likely that we will be able to generate sufficient revenue in the future until we acquire another business. We have no significant assets or financial resources, and will, in all likelihood, sustain operating expenses without corresponding revenues for a period of time that cannot yet be determined. This may result in our continuing to incur net operating losses.

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

Control by Current Insiders.

Approximately 25,000,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 70% of the total voting power. Accordingly, the present insiders will continue to elect all of our directors and generally control our affairs.

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

RESEARCH AND DEVELOPMENT

We spent $3,000 in 2007 on research and development as compared to $3,000 in 2006. Research and development is required to keep the license in good standing.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

In addition to our Officers, we currently employ no full-time employees and utilize contractors as required.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive offices are located at #240-11780 Horseshoe Way, Richmond, British Columbia V7A 5E9, and the telephone number is (604) 278-5996. We utilize approximately 200 square feet of space at the aforementioned office from SMR Investments. The Company occupied this space rent-free during the fiscal year.

Oil and Gas Properties

As of April 30, 2007, we had a working interest in two properties, but as of the date of this report, the Company does not own any properties.

On April 6, 2005, we entered into an agreement with JGR Petroleum, Inc. (“JGR”) to purchase an interest in two producing wells located in Burleson County, Texas from JGR. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves.

On May 4, 2006, the Company entered into a joint venture drilling agreement with Energy Source Inc. (ESI) where the Company can earn a 60% interest in 4 gas wells in Kentucky and the option to acquire a 60% interest in an additional 20 wells over an 18 month period by paying $185,000 per well for the first 4 wells, and a price to be agreed upon for all additional wells. Payment for the first well was paid and payments for additional wells are due twenty days after written notice is provided by ESI. In addition the Company must pay a monthly maintenance fee of $300 per well and any additional maintenance expenses, a monthly dehydration fee and a $0.55 per MCF transportation fee at 60% of the head volume as well as any third party transportation and marketing fees incurred in delivering gas to the sales point. To April 30, 2007, the Company’s portion of revenue from the wells was approximately $14,490. The first three wells were paid and drilled during the year. During the fiscal year ended April 30, 2007, the Company recorded depletion of $2,604 on capitalized costs relating to this area..

On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the period, representing 50% of the cost of drilling the first, second, and third wells.

On September 28, 2006, the Company issued 10 units at $20,000 per unit for cash proceeds of $200,000 to three related parties pursuant to a private placement. Each unit consists of 50,000 shares of common stock, 25,000 share purchase warrants, and a 20% working interest (12% net interest) in the 3rd well. This well is to be drilled with the proceeds from this private placement.

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

The Company was sued in April 1998 in a civil action filed in U.S. District Court for the District of Oregon (the “Oregon Litigation”). The Plaintiff, Kirk VanVoorhies, (“Plaintiff”) sought money damages and equitable relief against the Company alleging patent infringement by the Company for the CTHA. The Company notified West Virginia University (“WVU”) of this claim and contacted WVU to assist in the defense. WVU owns the patent rights to the CTHA technology, which were licensed to the Company. Two patents were granted for the CTHA to WVU; one in August 1995, and another in August 1997. The Plaintiff’s patent was approved on March 31, 1998.

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

No matters were submitted to a vote by our security holders during the fourth quarter of our fiscal year ended April 30, 2007.

Subsequent to April 30, 2007, on May 24, 2007, at a special and general meeting of the shareholders of the Company, the shareholders of the Company approved the following changes to the Company’s articles of incorporation:

  The name of the company has been changed to “IAS Energy, Inc.”
  The purpose for which the corporation is organized is simplified to any lawful activity for which the corporation may be organized; and
  Reduction of the number of shares required to amend the articles of incorporation from two-thirds to a majority.

Additionally John G. Robertson, James L. Vandeberg, and Jennifer Lorette were elected directors of the Company to hold office until the next annual meeting of the shareholders and until their successors are elected and qualified or until they resign or are removed from office.

The shareholders approved Smythe Ratcliffe LLP, Chartered Accountants as auditor of the Company until the next Annual Meeting of Shareholders.

The Oregon Secretary of State, Corporation Department, accepted the amendment as filed May 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Bid Price		Asked Price
	High $	Low $	High $	Low $
Quarter Ended July 31, 2005	.15	.10	.19	.115
Quarter Ended October 31, 2005	.14	.10	.16	.11
Quarter Ended January 31, 2006	.16	.10	.17	.12
Quarter Ended April 30, 2006	.43	.12	.51	.15
Quarter Ended July 31, 2006	.45	.32	.52	.38
Quarter Ended October 31, 2006	.40	.25	.50	.30
Quarter Ended January 31, 2007	.33	.15	.51	.25
Quarter Ended April 30, 2007	.24	.15	.35	.20

As of July 7, 2007 there were 36,023,039 shares of Common Stock outstanding, held by 131 shareholders of record.

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2007.

Plan Category	Number of Shares To Be Issued Upon Exercise	Weighted Average Exercise Price (2)	Number of Securities Available for Issuance
2003 Stock Option Plan (1)	1,250,000	$0.20	669,000

(1)

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved August 1996 and amended November 1, 2000. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

(2)	The price reflects the weighted average exercise price of those options which are vested and exercisable.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved of an underwriter and no commissions were paid in connection with the sale of any securities. See the Statement of Stockholders’ Equity and the Notes to our audited financial statements for the fiscal year ended April 30, 2007 for more information on recent sales of unregistered securities.

a)

On September 28, 2006, the Company issued 10 units at $20,000 per unit for cash proceeds of $200,000 to three related parties pursuant to private placement subscription agreements. Each unit consists of 50,000 shares of common stock, 25,000 share purchase warrants, and a 2% working interest (1.2% net interest) in the Kentucky wells to be drilled with the proceeds from this private placement. Each share purchase warrant is exercisable to acquire one share of common stock at $0.40 per share for a period of one year. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, $120,000 of the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

b)

On August 8, 2006, the Company issued 279,477 shares of common stock with a fair value of $53,425 to a private company controlled by the President of the Company pursuant to petroleum agreement. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act").

During the fiscal year ended April 30, 2007, there were no shares issued in connection with the exercise of warrants or stock options. Note 8, Oil and Gas Properties and Note 9, Commitments to our audited financial statements for the years ended April 30, 2007 and April 30, 2006 for future commitments to issue unregistered securities.

ITEM 6:	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

PLAN OF OPERATIONS

We were incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. We are a development stage company. Our principal business operations have historically been conducted in Indiana and B.C. Canada. Our principal business operations are the acquisition and exploration of oil and gas interests in North America. Historically, we have been engaged in the commercialization of an antenna technology.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficiency of $243,546 as at April 30, 2007, which our auditors have stated raises substantial concern on our ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders, and develop a market for our products.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 1,250,000 shares may be exercised for potential proceeds of $250,000. Warrants with respect to 250,000 shares may be exercised for potential proceeds of $100,000. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

Results of Operation for the Year Ended April 30, 2007 ("2007") as compared to the Year Ended April 30, 2006 ("2006")

During 2007 we incurred revenue of $24,000 compared to $28,000 in 2006. Administrative expenses increased by $24,000 in 2007 to $38,000 as compared to $14,000 in 2006. No management fees were charged during 2007 or 2006. Transfer agent and regulatory expenses decreased by $1,000 to $1,700 from $2,700. Professional fees decreased by $15,000 to $51,000 from $66,000 in 2006. In 2007 we had an impairment loss on petroleum interests of $62,500 compared to $53,500 in 2006, and we wrote-off accounts payable of $9,000, as compared to $54,000 in 2006. During 2007 we incurred an unrealized loss on securities held for trading of $18,000 compared to a gain of $141,000 in 2006, and we had a gain on sale of available-for-sale securities of $103,000 as compared to $Nil in 2006. As a result of the gain on sale of available-for-sale securities, the write-off of the accounts payable, the oil and gas revenues, the impairment loss on petroleum interests, the unrealized loss on securities held for trading and the reclassification adjustment for gains included in net income, we incurred a net loss of $163,000 as compared to net income of $81,000 in 2006 and we incurred a net loss per share of $nil as compared to a net income of $nil in both 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

During 2007 we financed our operations and received $385,000 by:

(i)	receiving financial support from related parties in the amount of $185,000. These amounts are unsecured, non-interest bearing and due on demand.
(ii)	Received $200,000 from the issuance of shares of common stock.

During 2007 we invested these funds as follows:

(i)	$82,500 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2007.
(ii)	$277,500 was invested in oil and gas properties.
(iii)	$13,000 was used in the purchase of securities.

As at April 30, 2007, our cash position is $12,285 as compared to $313 in 2006, and our working capital deficit is $243,546.

ITEM 7:	FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the President, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable , and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal year ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

The Company is a non-accelerated filer as defined in Rule 12b-2 of the Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the company’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management’s internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

Under the internal control reporting provisions of the Act, Management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in the Company’s Form 10-KSB filing.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.	OTHER INFORAMTION.

On September 8, 2005, Manning Elliott agreed to resign as IAS Energy, Inc.’s (the "Company") principal auditor, effective as of such date. On September 8, 2005, the Company appointed Smythe Ratcliffe LLP as the principal auditor of the Company, effective as of such date. The resignation of Manning Elliott was accepted and the appointment of Smythe Ratcliffe LLP was approved by the Company’s Audit Committee.

The reports of Manning Elliott on the Company's financial statements for the two fiscal years 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

Name	Age	Position

John G. Robertson	66	Principal Executive Officer, President, Chairman of the Board and Member of the Board of Directors
Jennifer Lorette	35	Secretary and Member of the Board of Directors
James Vandeberg	63	Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors

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

James L. Vandeberg - Chief Operating Officer, Chief Financial Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998, its Chief Operating Officer in August 1999 and its Chief Financial Officer in November 2001. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies. He is a director of Information-Highway.com, Inc., a Florida corporation traded on the Pink Sheets. He is also a director of REGI U.S., Inc., an Oregon corporation traded on the OTC Bulletin Board since November 1998 and its Chief Operating Officer since November 1999 and Chief Financial Officer since January 2006. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the OTC Bulletin Board and the TSX Venture Exchange. Mr. Vandeberg has also been a director of ASAP Show Inc. since May 2005. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

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

Audit Committee

Our Audit Committee consists of the entire Board of Directors of the Company. None of the members of the Audit Committee are “independent directors”.

We do not currently have a financial expert in our audit committee due to our relatively small size. In 2007, we had no employees and we relied upon the services of a chartered accounting firm in Vancouver, BC, Canada, to prepare our interim unaudited quarterly consolidated financial statements. Also, we retained the audit services of Smythe Ratcliffe LLP, Chartered Accountants to perform the audit on our year-end consolidated financial statements.

Moreover, the audit committee is comprised of seasoned business professionals, whereby two members each have over 25 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions.

On these bases, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary.

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

Code of Ethics

The Board of Directors does not have any committees. Our Board of Directors has not adopted a code of ethics that applies to our principal executive officer, principal financial officer. We believe that due to the small size of the Company and existing systems we have in place that there is no real benefit to having a formal code of ethics.

Directors are subject to the laws of the State of Oregon, whereby they are required to act honestly, in good faith and in the best interests of the Company.

ITEM 10.	EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensa- tion ($)	Total ($)
John G. Robertson President, Chief Executive Officer	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended April 30, 2007 for the fair value of stock options granted to each of our named executive officers calculated in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to these option grants, refer to Note 6 of our financial statements and related notes. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our named executive officers. See the Outstanding Equity Awards at April 30, 2007 table below for more information on options held by the named executive officers.

A management fee of $2,500.00 per month is accrued for payment to Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, the beneficiary of which is Kelly Wells, daughter of John G. Robertson.

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. No professional fees were paid to related parties during the years ended April 30, 2006 and 2005.

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued – 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To April 30, 2007, revenue from the wells was approximately $52,008 resulting in an obligation to the Company to issue approximately 276,000 shares.

The Company has no other agreement at this time, with any officer or director, regarding employment with the Company or compensation for services other than herein described. Compensation of officers and directors is determined by the Company’s Board of Directors and not subject to shareholder approval. The Company may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers and Directors. At the present time, no such plans exist. No advances have been made or are contemplated by the Company to any of its Officers or Directors.

No other compensation is paid to any of our Executive Officers or Directors. We may in the future create retirement, pension, profit sharing, insurance and medical reimbursement plans covering our Officers and Directors. At the present time, we have no such plans. No advances have been made or are contemplated by us to any of our Officers or Directors.

Mr. Robertson was granted options to purchase 1,000,000 shares of common stock at $0.20 per share. These options were previously due to expire on November 20, 2006. On November 20, 2006, the Board of Directors extended the expiry date to November 20, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information about outstanding equity awards held by our named executive officers as of April 30, 2007.

Option Awards (1)

Name	Number of Securities Underlying Unexercised Options granted (#) Exercisable	Number of Securities Underlying Unexercised Options granted (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration date
John Robertson	1,000,000	Nil	Nil	$0.20	November 20, 2011

(1) There were no Stock Awards awarded to the named executive officers. Accordingly, this disclosure has been omitted.

Compensation of Directors

During the most recently completed financial year, the Company paid no cash compensation (including salaries, fees, directors’ fees, commissions, bonuses paid for services rendered during the most recently completed fiscal year, bonuses paid during the most recently completed fiscal year for services rendered in a previous year, and any compensation other than bonuses earned during the most recently completed fiscal year the payment of which was deferred) to the Directors for services rendered.

Executive Officers of the Company, who also act as Directors of the Company, do not receive any additional compensation for services rendered in such capacity other than as paid by the Company to such Executive Officers in their capacity as Executive Officers (see “Compensation of Executive Officers”).

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 9, 2007 our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Common Shares	Percentage of
	Owned	Class A Shares
		Owned
John G. Robertson, President and member of	21,497,168	59.68%
the Board of Directors [1] [2]
Access Information Services, Inc. [3]	12,476,508	34.63%
JGR Petroleum Inc. [8]	7,976,360	22.14%
SMR Investments [9]	4,442,252	12.33%
Robertson Family Trust [4]	20,452,868	56.78%
Jennifer Lorette Secretary/Treasurer [1] [6]	146,000	*
James L. Vandeberg [1][5], Chief Operating	100,000	*
Officer, Chief Financial Officer and Member
of the Board of Directors
ALL EXECUTIVE OFFICERS &	264,185,420	72.69%
DIRECTORS AS A GROUP (FOUR
INDIVIDUALS) (7)

* Less than one percent of the issued and outstanding shares as at April 30, 2007 and as at the date of this Form 10-KSB: 36,023,039 Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] These individuals are our Executive Officers and Directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2] Includes 12,476,508 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, 7,976,360 shares registered in the name of

JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3] Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada.

[4] Includes 12,476,508 shares owned of record by Access Information Services, a corporation owned by the trust and 7,976,360 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust. The address of the Robertson Family Trust is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada.

[5] Includes 100,000 options that are currently exercisable. Mr. Vandeberg's address is 22344 NE 31st Street, Sammamish, WA 98074.

[6] Includes 100,000 options that are currently exercisable. Ms. Lorette's address is the same as our address.

[7] Includes 12,476,508 shares registered in the name of Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, 7,976,360 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust and 1,000,000 options that are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.

[8] JGR Petroleum Inc. is a corporation owned by The Robertson Family Trust. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada

[9] SMR Investments is a corporation owned by Sue Robertson, the wife of Mr. Robertson. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada

CHANGES IN CONTROL

We know of no arrangements the operation of which may result in a change of our control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company entered into an agreement dated April 6, 2005, with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. The Company agreed to issue up to 1,000,000 shares (issued – 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. Refer to Note 8 (a) to our financial statements.

To date, there have not been any transactions between us and our officers, directors, principal shareholders or affiliates other than as set forth above. We believe that the transactions described here were on terms more favorable to our officers, and directors, than otherwise could be obtained if such transactions were with non-related parties.

Director Independence

Our common stock is traded on the over-the-counter bulletin board. Therefore, the company is not required to have independent members of the board of directors.

ITEM 13.	EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Specimen Debenture	(2)
10.1	Marketing Agreement between IAS and Information Highway.com, Inc.	(3)
10.2	Professional Service Agreement between IAS and Cadence Design Systems, Inc.	(3)
10.3	Consulting Agreement between IAS and Capital Research Group Inc.	(3)
10.4	License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.5	Amendment to License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
10.8	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly “World Tracking Technologies, Inc.)	(4)
10.9	JGR Petroleum, Inc. Interest in Oil and Gas Wells	(5)
10.10	West Virginia University Research Corporation Non-Exclusive License Agreement	(5)
10.11	West Virginia University Research Corporation Settlement and Release Agreement	(5)
10.12	Integral Concepts Inc. Settlement And Release Agreement	(5)
10.13	Joint Venture Agreement between IAS and Energy Source, Inc. May 4, 2006	(6)
23.1	Consent of Smythe Ratcliffe	(6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(6)

32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(6)
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(6)

(1)	Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2)	Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3)	Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4)	Incorporated by reference from Form 10-KSB for Fiscal Year 2001.
(5)	Incorporated by reference from Form 10-KSB for Fiscal Year 2006
(6)	Attached hereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditors, Smythe Ratcliffe LLP, in fiscal 2007 and 2006:

	2007	2006
Type of Services Rendered	Fiscal Year	Fiscal Year
	(CAD$)	(CAD$)

(a) Audit Fees	$29,468	$5,000
(b) Audit-Related Fees	$0	$0
(c) Tax Fees	$0	$2,200
(d) All Other Fees	$0	$0

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS ENERGY, INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 9, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of August 9, 2007.

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President,	8/9/07
(John G. Robertson)	Chief Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer and	8/9/07
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President, Secretary	8/9/07
(Jennifer Lorette)	and Director

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
(Expressed in U.S. Dollars)

April 30, 2007
Index
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Equity	F–5
Notes to the Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF IAS ENERGY, INC. (FORMERLY IAS COMMUNICATIONS, INC.)
(A Development Stage Company)

We have audited the accompanying balance sheets of IAS Energy, Inc. (formerly IAS Communications, Inc.) (A Development Stage Company) as at April 30, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative totals for the development stage of operations from May 1, 2006 (date of inception of oil and gas operations) through April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the cumulative totals for the development stage of operations from May 1, 2006 (date of inception of oil and gas operations) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has sustained accumulated losses of $6,243,011 since its inception and has deficits in working capital and equity, which raises substantial doubt about its ability to continue as a going-concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going-concern. Management’s plans in regard to these matters are also described in note 1.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia
July 11, 2007

7th Floor, Marine Building 355 Burrard Street, Vancouver, BC Canada V6C 2G8	Fax: 604.688.4675 Telephone: 604.687.1231 Web: SmytheRatcliffe.com

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	April 30,	April 30,
	2007	2006
	$	$
Assets
Current Assets
Cash	12,285	313
Available-for-sale securities	194,243	216,697
Accounts receivable	3,468	–
Accrued revenues from petroleum interests	5,394	1,396
Prepaid expenses	2,000	12,000
Due from related parties	32,357	22,323
Total Current Assets	249,747	252,729
Oil and Gas Properties (Note 8)	274,896	–
Total Assets	524,643	252,729

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	3,613	69,174
Accrued liabilities	6,183	16,792
Due to related parties (Note 4)	458,497	258,618
Debentures (Note 5)	25,000	25,000
Total Liabilities	493,293	369,584
Commitments (Note 9)
Stockholders’ Equity (Deficit)
Preferred Stock – 50,000 share authorized; none issued	–	–
Common Stock and Paid-in Capital in Excess of Par
Class “A” voting – 100,000,000 shares authorized without par value
36,023,039 (2006 - 35,243,562) shares issued and
outstanding	6,133,550	5,831,415
Class “B” non-voting – 100,000,000 shares authorized without par value
none issued	–	–
Obligation to Issue Shares (Note 7(b))	62,446	53,425
Deficit Accumulated During the Development Stage	(6,243,011)	(6,218,392)
Accumulated Other Comprehensive Income	78,365	216,697
Total Stockholders’ Equity (Deficit)	31,350	(116,855)
Total Liabilities and Stockholders’ Equity (Deficit)	524,643	252,729

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Year Ended	Cumulative from
		May 1, 2006 to
	April 30,	April 30,
	2007	2006
	$	$

Revenue
Petroleum and natural gas sales	24,060	27,948
Total Revenue	24,060	27,948

Operating Expenses
Depletion	2,604	–
Interest on convertible debentures	2,188	2,188
License	3,000	3,000
Office	37,880	13,953
Professional fees	50,685	66,489
Transfer agent and regulatory	1,727	2,707
Total Operating Expenses	98,084	88,337
(Loss) from Operations	(74,024)	(60,389)
Other Income (Expense)
Gain on sale of available-for-sale securities	102,750	–
Gain on write-off of payables	9,101	54,386
Impairment loss – petroleum interests (Note 8(a))	(62,446)	(53,425)
Net (Loss) Income	(24,619)	(59,428)
Other Comprehensive Income
Unrealized gain (loss) on available-for-sale securities	(18,332)	140,700
Reclassification adjustment for gains included in net income	(120,000)	–
Net unrealized gain (loss) on available for sale securities	(138,332)	140,700
Comprehensive Income (Loss)	(162,951)	81,272

Net Loss Per share – Basic and Diluted	–	–

Weighted Average Number of Shares Outstanding	35,739,621	35,243,562

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Year	Cumulative from
	Ended	May 1, 2006 to
	April 30,	April 30,
	2007	2006
	$	$
Operating Activities
Net (loss) income	(24,619)	(59,428)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of securities	(102,750)	–
Gain on write-off of payables	(9,101)	(54,386)
Stock-based compensation	48,710	–
Depletion	2,604	–
Impairment loss – petroleum interests	62,446	53,425

Change in operating assets and liabilities:
Prepaid expenses	10,000	(10,000)
Accounts receivable	(3,468)	–
Accrued revenues from petroleum interest	(3,998)	(1,396)
Accounts payable and accrued liabilities	(67,069)	36,147
Due to related parties	4,845	(22,323)

Net Cash Used in Operating Activities	(82,400)	(57,961)

Investing Activities
Investment in oil and gas properties	(555,000)	–
Recoveries to oil and gas properties	277,500	–
Proceeds from sale of securities	102,750	–
Purchase of securities	(115,878)	–

Net Cash Used in Investing Activities	(290,628)	–

Financing Activities
Advances from related parties	185,000	58,797
Check issued in excess of funds on deposit	–	(523)
Proceeds from issuance of common stock	200,000	–

Net Cash Provided by Financing Activities	385,000	58,274

Net Increase in Cash	11,972	313
Cash – Beginning of Period	313	–
Cash – End of Period	12,285	313

Non-cash Investing and Financing Activities
Issuance of common stock for revenue interest	53,425	–

Supplemental Disclosures:
Interest paid	2,188	2,188
Income tax paid	–	–

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From December 13, 1994 (Date of Inception) to April 30, 2007
(Expressed in U.S. Dollars)

				Deficit
				Accumulated	Total
	Common Stock		Obligation	During the	Stockholders’
	Class A		to Issue	Development	Equity
	Shares	Amount	Shares	Stage	(Deficit)
	#	$	$	$	$
Balance – December 13, 1994 (Date of inception)	–	–	–	–	–
Shares issued for cash	100	10	–	–	10
Shares issued for technology	6,000,000	1	–	–	1
Stock issued for cash pursuant to:
A private placement	700,000	70,000	–	–	70,000
A public offering memorandum	336,333	252,250	–	–	252,250
Net loss for the period	–	–	–	(83,615)	(83,615)
Balance – April 30, 1995	7,036,433	322,261	–	(83,615)	238,646
Shares previously issued, donated back and	(100)	(10)	–	–	(10)
cancelled
Shares issued for cash pursuant to options	210,000	52,500	–	–	52,500
exercised
Net loss for the year	–	–	–	(480,298)	(480,298)
Balance – April 30, 1996	7,246,333	374,751	–	(563,913)	(189,162)
Shares issued for cash pursuant to:
A private placement	722,000	1,124,500	–	–	1,124,500
Options exercised	224,000	140,500	–	–	140,500
Shares issued for services	25,000	8,333	–	–	8,333
Net loss for the year	–	–	–	(1,044,516)	(1,044,516)
Balance – April 30, 1997	8,217,333	1,648,084	–	(1,608,429)	39,655
Shares issued for cash pursuant to:
A public offering memorandum	263,667	197,750	–	–	197,750
Options exercised	87,500	26,875	–	–	26,875
A private placement	7,000	15,750	–	–	15,750
A private placement and foreign units offering	575,600	1,007,300	–	–	1,007,300
Shares issued for services	169,250	260,125	–	–	260,125
Net loss for the year	–	–	–	(1,633,047)	(1,633,047)
Balance – April 30, 1998	9,320,350	3,155,884	–	(3,241,476)	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	–	–	500
A private placement and foreign units offering	95,000	166,250	–	–	166,250
A private placement	200,000	200,000	–	–	200,000
Exercise of warrants	48,000	84,000	–	–	84,000
Shares issued for services	132,000	230,640	–	–	230,640
Shares issued pursuant to conversion of	471,508	345,520	–	–	345,520
convertible debentures including accrued interest
Net loss for the year	–	–	–	(1,219,435)	(1,219,435)
Balance – April 30, 1999	10,268,858	4,182,794	–	(4,460,911)	(278,117)
Shares issued for cash pursuant to:
A private placement	968,902	484,451	–	–	484,451
Options exercised	2,500	2,500	–	–	2,500
Warrants exercised	18,125	30,938	–	–	30,938
Shares issued pursuant to conversion of	62,854	38,266	–	–	38,266
convertible debentures including accrued interest
Net loss for the year	–	–	–	(572,169)	(572,169)
Balance – April 30, 2000	11,321,239	4,738,949	–	(5,033,080)	(294,131)

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(Formerly IAS Communication, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) (Continued)
From December 13, 1994 (Date of Inception) to April 30, 2007
(Expressed in U.S. Dollars)

				Deficit
				Accumulated		Total
	Common Stock		Obligation	During the	Accumulated	Stockholders’
	Class A		to Issue	Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income	(Deficit)
	#	$	$	$	$	$
Balance – April 30, 2000	11,321,239	4,738,949	–	(5,033,080)	–	(294,131)
Shares issued to settle debt	267,048	211,781	–	–	–	211,781
Shares issued pursuant to conversion of	12,358	10,875	–	–	–	10,875
convertible debentures including accrued
interest
Net loss for the year	–	–	–	(755,406)	–	(755,406)
Balance – April 30, 2001	11,600,645	4,961,605	–	(5,788,486)	–	(826,881)
Net loss for the year	–	–	–	(752,321)	–	(752,321)
Balance April 30, 2002	11,600,645	4,961,605	–	(6,540,807)	–	(1,579,202)
Shares issued for cash pursuant to a	944,250	188,850	–	–	–	188,850
private placement
Shares issued to settle related party debt	22,698,667	680,960	–	–	–	680,960
Net income for the year	–	–	–	304,576	–	304,576
Unrealized gain on securities	–	–	–	–	4,800	4,800
Balance April 30, 2003	35,243,562	5,831,415	–	(6,236,231)	4,800	(400,016)
Net income for the year	–	–	–	119,993	–	119,993
Unrealized gain on securities	–	–	–	–	27,019	27,019
Balance April 30, 2004	35,243,562	5,831,415	–	(6,116,238)	31,819	(253,004)
Net loss for the year	–	–	–	(42,726)	–	(42,726)
Unrealized gain on securities	–	–	–	–	44,178	44,178
Balance April 30, 2005	35,243,562	5,831,415	–	(6,158,964)	75,997	(251,552)
Obligation to issue shares	–	–	53,425	–	–	53,425
Net loss for the year	–	–	–	(59,428)	–	(59,428)
Unrealized gain on securities	–	–	–	–	140,700	140,700
Balance April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue	279,477	53,425	(53,425)	–	–	–
agreement
Shares issued for cash pursuant to a	500,000	200,000	–	–	–	200,000
private placement
Obligation to issue shares	–	–	62,446	–	–	62,446
Stock-based compensation	–	48,710	–	–	–	48,710
Net loss for the year	–	–	–	(24,619)	–	(24,619)
Unrealized gain on securities	–	–	–	–	(18,332)	(18,332)
Realized gain on sale of securities	–	–	–	–	(120,000)	(120,000)
Balance April 30, 2007	36,023,039	6,133,550	62,446	(6,243,011)	78,365	31,350

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

1.	CONTINUANCE OF OPERATIONS

IAS Energy, Inc. (formerly IAS Communication, Inc.) was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. On May 30, 2007 the Company changed its name to IAS Energy, Inc.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At April 30, 2007, the Company had a working capital deficiency of $243,546, which raises substantial concern on its ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. The Company has accumulated losses of $6,243,011 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

	(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Available-for-Sale Securities

Available-for-sale securities are recorded at market. Unrealized gains and losses on such securities are reported in comprehensive income in the period they occur.

	(e)	Financial Instruments

(i) Fair Value

The carrying values of cash and cash equivalents, available-for-sale securities, accrued revenues, accounts payable and accrued liabilities and convertible debentures approximate their fair values because of the short-term maturity of these financial instruments.

(ii) Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(iii) Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (”EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of common shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

	(g)	Asset retirement obligation

The Company is required to recognize a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, when one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements. It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

	(h)	Stock-Based Compensation

Prior to May 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments”, using the modified retrospective transition method. There has been no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R. Refer to Note 6.

	(i)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	(j)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the proved reserves and estimated abandonment costs, net of salvage, are depleted on the units-of-production method using estimates of proved reserves. When proved reserves are not available, the Company uses the projected reserve estimates as provided by the operator. These reserve estimates are based upon the historical experience of similar wells in the same area.

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Oil and Gas Properties (Continued)

The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. When proved reserves are not available, the Company uses the projected reserve estimates as provided by the operator. These reserve estimates are based upon the historical experience of similar wells in the same area.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

(k)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

(l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(m)	Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

3.	ASSET RETIREMENT OBLIGATIONS

The total future ARO was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities and the estimated timing of the costs to be incurred in future periods. Although the Company’s wells are producing, the Company has estimated the total ARO to be $nil as at April 30, 2007 (2006 - $nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

4.	RELATED PARTY TRANSACTIONS

a)

As at April 30, 2007, the Company owed related companies controlled or significantly influenced by the President of the Company $458,497 (April 30, 2006 - $258,618) comprised of advances and/or expenses paid on behalf of the Company. During the fiscal year ended April 30, 2007, the Company was advanced $185,000 for the purchase of oil wells, $1,000 for investor relations, and $13,879 for oil and gas drilling related expenses. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

b)

As at April 30, 2007, the Company was owed by related companies controlled or significantly influenced by the President of the Company $32,357 (April 30, 2006 - $22,323) comprised of advances and/or expenses paid by the Company. During the fiscal year ended April 30, 2007, the Company loaned a related company $11,033. During the fiscal year ended April 30, 2007, a company with common directors entered into an agreement with the Company to pay 50% ($277,500) of the purchase price of the oil wells for a 40% working interest. The amounts are non-interest bearing, unsecured and without specific terms of repayment. Refer to Note 8(b).

	c)	During the fiscal year ended April 30, 2007, the Company bought 744,340 shares in a related company for $106,720. This investment is accounted for as available-for-sale securities.

	d)	During the fiscal year ended April 30, 2007, the Company sold 60,000 shares of a related Company for net proceeds of $102,750.

5.	DEBENTURES

On June 15, 1997, the Company offered three year, 8¾% interest debentures. As at April 30, 2007, $25,000 of debentures remains outstanding. Interest is due annually.

6.	STOCK OPTION PLAN

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the plan, the Company has granted stock options to certain directors and employees.

During the year ended April 30, 2007, the Company extended the term on 1,200,000 options for a further five years. The fair value of the options was estimated at the date of extension using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 4.59%, expected volatility of 229%, an expected option life of 5 years and no expected dividends. The weighted average fair value of options granted was $0.25 per option.

The fair value of the original options was deducted from the fair value of the modified options for a difference of $194,840. During the year ended April 30, 2007, $48,710 stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $146,130 of unrecognized compensation cost related to the non-vested stock options held by the employees will be recognized over future periods.

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

6.	STOCK OPTION PLAN (Continued)

These options have the following vesting schedule:

	[i]	Up to 25% of the options may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

	[ii]	The second 25% of the options may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.

	[iii]	The third 25% of the options may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”.

	[iv]	The fourth and final 25% of the options may be exercised at any time after 90 days from the date of the Third Exercise.

	[v]	The options expire 60 months from the date of grant.

The following table summarized stock option plan activities:

	Year Ended		Year Ended
	April 30, 2007		April 30, 2006
	Shares	Weighted	Shares	Weighted
		Average Exercise		Average Exercise
		Price		Price
	#	$	#	$

Outstanding at beginning of period	1,250,000	0.20	1,250,000	0.20
Granted	1,200,000	0.20	–	–
Exercised	–	–	–	–
Cancelled/Modified	(1,200,000)	0.20	–	–

Outstanding at end of period	1,250,000	0.20	1,250,000	0.20

Exercisable at end of period	350,000	0.20	1,250,000	0.20

Additional information regarding options outstanding and exercisable as at April 30, 2007, is as follows:

Options Outstanding
Expiry Date	Exercise	Shares Under	Aggregate	WTD. AVG
	Price	Option	Intrinsic	Remaining
			Value	Contractual
				Life (in years)
	$	#	$	#

October 8, 2008	0.20	50,000	–	1.46
November 20, 2011	0.20	1,200,000	–	4.63

Options outstanding		1,250,000	–	4.50

Options Exercisable
Expiry Date	Exercise	Shares Under	Aggregate	WTD. AVG
	Price	Option	Intrinsic	Remaining
			Value	Contractual
				Life (in years)
	$	#	$	#

October 8, 2008	0.20	50,000	–	1.46
November 20, 2011	0.20	300,000	–	4.63

Options exercisable		350,000	–	4.50

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

6.	STOCK OPTION PLAN (Continued)

As at April 30, 2007, there was $146,130 of total unrecognized compensation costs related to non-vested share- based compensation arrangements granted under the Plan which are expected to be recognized over a weighted- average period of 54 months. The total fair value of shares vested during the years ended April 30, 2007 and 2006 was $48,710 and $nil, respectively.

A summary of the status of the Company’s non-vested shares as of April 30, 2007, and changes during the year ended April 30, 2007, is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested shares	#	$

Non-vested at May 1, 2006	-	-

Granted	1,200,000	0.25
Forfeited	-	-
Vested	(300,000)	0.25

Non-vested at April 30, 2007	900,000	0.25

7.	COMMON STOCK

a)

On September 28, 2006, the Company issued 10 units at $20,000 per unit for cash proceeds of $200,000 to three related parties pursuant to private placement subscription agreements. Each unit consists of 50,000 shares of common stock, 25,000 share purchase warrants, and a 2% working interest (1.2% net interest) in the Kentucky wells to be drilled with the proceeds from this private placement. Refer to (Note 8(b)). Each share purchase warrant is exercisable to acquire one share of common stock at $0.40 per share for a period of one year.

b)

On August 8, 2006, the Company issued 279,477 shares of common stock with a fair value of $53,425 to a private company controlled by the President of the Company pursuant to petroleum agreement. Refer to Note 8(a).

	c)	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

			Weighted average
	Shares		exercise price
	#		$

Balance, April 30, 2006	-		-
Exercised	-		-
Granted	250,000		0.40
Balance, April 30, 2007	250,000		0.40

At April 30, 2007, the following share purchase warrants were outstanding:

	Exercise	April 30,	April 30,
Expiry Date	Price	2007	2006
	$	#	#

September 28, 2007	0.40	250,000	-

Warrants outstanding		250,000	-

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

8.	OIL AND GAS PROPERTIES

	April 30,	April 30,
	2007	2006
	Net Carrying	Net Carrying
	Value	Value
	$	$

Proved Properties, Kentucky and Texas, USA

Acquisition Costs	393,371	53,425
Depletion	(2,604)	–
Impairment	(115,871)	(53,425)

Net Carrying Value	274,896	–

a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To April 30, 2007, revenue from the wells was approximately $52,008. During the fiscal year ended April 30, 2007, the Company received/accrued $9,570 of revenue from the wells. The approximately 276,000 shares of restricted common stock issuable at April 30, 2007 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $62,446 in obligation to issue shares. Refer to Note 7(b).

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $115,871 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the fiscal year ended April 30, 2007, $62,446 (April 30, 2006 - $53,425) of impairment loss was incurred.

b)

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in 4 gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18 month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI. The first three wells were paid and drilled during the year.

On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the period, representing 50% of the cost of drilling the first, second, and third wells.

On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of the financing described in Note 7(a).

To April 30, 2007, the Company’s portion of the revenue from the wells was approximately $14,490. During the fiscal year ended April 30, 2007, the Company recorded depletion of $2,604 on capitalized costs relating to this area.

9.	COMMITMENTS

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

On March 17, 2005, the Company entered into a non-exclusive license agreement with WVURC for the development, manufacture, use and sale of the CTHA technology. The agreement was retroactively effective on January 15, 2005. The terms of the non-exclusive sublicense agreement are as follows:

	a)	The Company will pay a license fee of $3,000 for each calendar year, payable on or before January 15 of each year (paid).

	b)	The Company will pay a royalty 10% of net sales.

	c)	The Company will pay a royalty of 50% of all other sublicense revenues.

All royalties in items (b) and (c) are payable within 30 days of each calendar quarter. The terms of the agreement remain in effect until the expiration of the last to expire of the patents included in the CTHA technology.

IAS Energy, Inc.
(Formerly IAS Communications, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)

10.	INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $6,207,000, which commence expiring in 2010. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it more likely than not will utilize the net operating losses carried forward in future years. For the years ended April 30, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $8,000 and $21,000, respectively.

The components of the net deferred tax asset at April 30, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2007	2006
	$	$
Net Operating Losses	6,207,000	6,182,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	2,172,000	2,164,000
Valuation Allowance	(2,172,000)	(2,164,000)
Net Deferred Tax Asset	–	–

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense is:

	April 30,	April 30,
	2007	2006
	$	$
Income tax benefit computed at U.S. statutory rates	8,617	20,800
Write-off of accounts payable	(3,185)	(19,035)
Unrecognized tax losses	(5,432)	(1,765)
Future income tax benefit	–	–

11.	SUBSEQUENT EVENT

On May 30, 2007, the Company changed its name to IAS Energy, Inc.