Form 10QSB
period 2007-07-31
IAS ENERGY, INC.
filed 2007-09-17
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No. 0-21255

IAS ENERGY, INC.
(Name of Small Business Issuer in its Charter)

Oregon	91-1063549
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#240-11780 Hammersmith Way
Richmond, BC V7A 5E9 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Issuer's Telephone Number

IAS Communications, Inc.
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
September 11, 2007
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

IAS Energy, Inc.
(A Development Stage Company)
Interim Financial Statements
July 31, 2007
(unaudited)

IAS Energy, Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
July 31, 2007
(Unaudited)

IAS Energy, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	July 31,	April 30,
	2007	2007
	$	$

Assets

Current Assets

Cash	2,811	12,285
Available-for-sale securities	167,061	194,243
Accounts receivable	3,040	3,468
Accrued revenues from petroleum interests	6,052	5,394
Prepaid expenses	4,850	2,000
Due from related parties	33,131	32,357
Total Current Assets	216,945	249,747

Oil and Gas Properties (Note 8)	274,633	274,896

Total Assets	491,578	524,643

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	3,652	3,613
Accrued liabilities	27,400	6,183
Due to related parties (Note 5)	458,168	458,497
Debentures (Note 6)	25,000	25,000

Total Liabilities	514,220	493,293

Commitments (Note 9)

Stockholders’ Equity (Deficit)

Preferred Stock – 50,000 share authorized; none issued	–	–

Common Stock and Paid-in Capital in Excess of Par

Class “A” voting – 100,000,000 shares authorized without par value
36,023,039 (2007 - 36,023,039) shares issued and
outstanding	6,133,550	6,133,550

Class “B” non-voting – 100,000,000 shares authorized without par value
none issued	–	–

Obligation to Issue Shares (Note 8(a))	74,722	62,446
Accumulated Other Comprehensive Income	46,789	78,365
Deficit Accumulated Prior to the Development Stage	(6,158,964)	(6,158,964)
Deficit Accumulated During the Development Stage	(118,739)	(84,047)

Total Stockholders’ Equity (Deficit)	(22,642)	31,350

Total Liabilities and Stockholders’ Equity (Deficit)	491,578	524,643

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative from
	May 1, 2005 (Date
	of Inception of
	Development	Three Months	Three Months
	Stage) to	Ended	Ended
	July 31,	July 31,	July 31,
	2007	2007	2006
	$	$	$

Revenue
Petroleum and natural gas sales	58,975	6,967	11,633
Total Revenue	58,975	6,967	11,633

Operating Expenses
Depletion	2,867	263	–
Interest on convertible debentures	4,923	547	547
License	6,750	750	750
Office	54,735	2,902	1,229
Professional fees	142,149	24,975	31,609
Transfer agent and regulatory	6,300	1,866	208
Total Operating Expenses	217,724	31,303	34,343
Loss from Operations	(158,749)	(24,336)	(22,710)
Other Income (Expense)
Gain on sale of available-for-sale securities	104,670	1,920	–
Gain on write-off of payables	63,487	–	–
Impairment loss – petroleum interests (Note 8(a))	(128,147)	(12,276)	(33,176)
Net Loss	(118,739)	(34,692)	(55,886)
Other Comprehensive Income
Unrealized gain (loss) on available-for-sale securities	49,109	(29,256)	(1,026)
Reclassification adjustment for gains included in net loss	(2,320)	(2,320)	–
Net unrealized gain (loss) on available-for-sale securities	46,789	(31,576)	(1,026)

Comprehensive Loss	(71,950)	(66,268)	(56,912)

Loss Per Share – Basic and Diluted		–	–

Weighted Average Number of Shares Outstanding		36,023,039	35,243,562

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative from
	May 1, 2005 (Date
	of Inception of
	Development	Three Months	Three Months
	Stage) to	Ended	Ended
	July 31,	July 31,	July 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(118,739)	(34,692)	(55,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of securities	(104,670)	(1,920)	–
Gain on write-off of payables	(63,487)	–	–
Stock-based compensation	48,710	–	–
Depletion	2,867	263	–
Impairment loss – petroleum interests	128,147	12,276	33,176

Change in operating assets and liabilities:
Prepaid expenses	(2,850)	(2,850)	10,750
Accounts receivable	(3,040)	428	–
Accrued revenues from petroleum interest	(6,052)	(658)	(2,424)
Accounts payable and accrued liabilities	(9,666)	21,256	13,896
Due to related parties	(18,581)	(1,103)	–

Net Cash Used in Operating Activities	(147,361)	(7,000)	(488)

Investing Activities
Investment in oil and gas properties	(555,000)	–	(555,000)
Recoveries to oil and gas properties	277,500	–	185,000
Proceeds from sale of securities	104,670	1,920	–
Purchase of securities	(120,272)	(4,394)	–

Net Cash Used in Investing Activities	(293,102)	(2,474)	(370,000)

Financing Activities
Advances from related parties	243,797	–	185,683
Check issued in excess of funds on deposit	(523)	–	–
Proceeds from issuance of common stock	200,000	–	200,000

Net Cash Provided by Financing Activities	443,274	–	385,683

Net Increase (Decrease) in Cash	2,811	(9,474)	15,195
Cash – Beginning of Period	–	12,285	313
Cash – End of Period	2,811	2,811	15,508

Non-Cash Investing and Financing Activities	–	–	–

Supplemental Disclosures:
Interest paid	4,923	547	547
Income tax paid	–	–	–

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

1.	INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared by IAS Energy, Inc. (formerly IAS Communications, Inc.) (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended April 30, 2007, as filed with the United States Securities and Exchange Commission.

The results of operations for the three months ended July 31, 2007 are not indicative of the results that may be expected for the full year.

2.	CONTINUANCE OF OPERATIONS

IAS Energy, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On May 30, 2007, the Company changed its name to IAS Energy, Inc.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which, assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At July 31, 2007, the Company had a working capital deficiency of $297,275, which raises substantial concern on its ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. The Company has accumulated losses of $6,277,067 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

(c) Available-for-Sale Securities

Available-for-sale securities held for trading are recorded at market. Unrealized gains and losses on such securities are reported in comprehensive income in the period they occur.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(d)	Financial Instruments

(i) Fair Value

The carrying values of cash, securities held for trading, accrued revenues, accounts payable and accrued liabilities, and debentures approximate their fair values because of the short-term maturity of these financial instruments.

(ii) Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(iii) Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

	(e)	Basic and Diluted Loss Per Share

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

	(f)	Asset Retirement Obligation

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

	(h)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(i)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full-cost pool on a country-by-country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the proved reserves and estimated abandonment costs, net of salvage, are depleted on the units-of-production method using estimates of proved reserves. When proved reserves are not available, the Company uses the projected reserve estimates as provided by the operator. These reserve estimates are based upon the historical experience of similar wells in the same area.

The costs of unproved properties are not amortized until it is determined whether proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full-cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) the present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. When proved reserves are not available, the Company uses the projected reserve estimates as provided by the operator. These reserve estimates are based upon the historical experience of similar wells in the same area.

For unproven properties, the Company excludes from capitalized costs subject to depletion all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

	(j)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

	(k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(l)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

	(m)	Recently Adopted Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

4.	ASSET RETIREMENT OBLIGATIONS

The total future Asset Retirement Obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods. Although the Company’s wells are producing, the Company has estimated the total ARO to be $nil as at July 31, 2007 (2006 - $nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

(a)

As at July 31, 2007, the Company owed related companies controlled or significantly influenced by the President of the Company $458,168 (April 30, 2007 - $458,497) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

(b)

As at July 31, 2007, the Company was owed by related companies controlled or significantly influenced by the President of the Company $33,131 (April 30, 2007 - $32,357) comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment. Refer to Note 8(b).

6.	DEBENTURES

On June 15, 1997, the Company offered three-year, 8¾% interest debentures. As at July 31, 2007, $25,000 of debentures remains outstanding. Interest is due annually.

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

These options have the following vesting schedule:

[i]	Up to 25% of the options may be exercised at any time during the term of the option, such initial exercise is referred to as the “First Exercise”.

[ii]	The second 25% of the options may be exercised at any time after 90 days from the date of First Exercise, such second exercise is referred to as the “Second Exercise”.

[iii]	The third 25% of the options may be exercised at any time after 90 days from the date of Second Exercise, such third exercise is referred to as the “Third Exercise”.

[iv]	The fourth and final 25% of the options may be exercised at any time after 90 days from the date of the Third Exercise.

[v]	The options expire 60 months from the date of grant.

The following table summarized stock option plan activities:

	Three Months Ended		Three Months Ended
	July 31, 2007		July 31, 2006
	Shares	Weighted	Shares	Weighted
		Average Exercise		Average Exercise
		Price		Price
	#	$	#	$

Outstanding at beginning of period	1,250,000	0.20	1,250,000	0.20
Granted	–	0.20	–	–
Cancelled/Modified	–	0.20	–	–

Outstanding at end of period	1,250,000	0.20	1,250,000	0.20

Exercisable at end of period	350,000	0.20	1,250,000	0.20

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

7.	STOCK OPTION PLAN (Continued)

Additional information regarding options outstanding and exercisable as at July 31, 2007 is as follows:

	Options Outstanding
Expiry Date				Weighted
				Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
	Price	Option	Value	Life (in years)
	$	#	$	#

October 8, 2008	0.20	50,000	–	1.21
November 20, 2011	0.20	1,200,000	–	4.37

Options outstanding		1,250,000	–	4.24

	Options Exercisable
Expiry Date				Weighted
				Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
	Price	Option	Value	Life (in years)
	$	#	$	#

October 8, 2008	0.20	50,000	–	1.21
November 20, 2011	0.20	300,000	–	4.37

Options exercisable		350,000	–	4.24

As at July 31, 2007, there was $146,130 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which are expected to be recognized over a weighted-average period of 54 months. The total fair value of shares vested during the three-month periods ended July 31, 2007 and 2006 was $nil and $nil, respectively.

A summary of the status of the Company’s non-vested shares as of July 31, 2007 and changes during the three-month period ended July 31, 2007 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested shares	#	$

Non-vested at May 1, 2007	900,000	0.25

Non-vested at July 31, 2007	900,000	0.25

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

9.	SHARE PURCHASE WARRANTS The following table summarizes the continuity of the Company’s warrants:

	Number of	Weighted average
	Shares	exercise price
		$
Balance, April 30, 2006	250,000	0.40
Granted	–	–
Balance, April 30, 2007	250,000	0.40
Granted	–	–
	250,000	0.40

9.	OIL AND GAS PROPERTIES

			July 31,	April 30,
			2007	2007
			Net Carrying	Net Carrying
	Acquisition/		Value	Value
	Impairment	Depletion	$	$

Proved Properties, Kentucky and Texas, USA

Acquisition costs	12,276	–	405,647	393,371
Depletion	–	(263)	(2,867)	(2,604)
Impairment	(12,276)	–	(128,147)	(115,871)

Net Carrying Value	–	(263)	274,633	274,896

(a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To July 31, 2007, revenue from the wells was approximately $54,152. During the three-month period ended July 31, 2007, the Company received/accrued $2,144 of revenue from the wells. The approximately 326,000 shares of restricted common stock issuable at July 31, 2007 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $74,722 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $128,147 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the three-month period ended July 31, 2007, $12,276 (July 31, 2006 - $33,176) of impairment loss was incurred.

(b)

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18-month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI. The first three wells have been paid for and drilled to date. On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm-out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells. On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of a financing agreement.

To July 31, 2007, the Company’s portion of the revenue from the wells was approximately $19,313. During the period ended July 31, 2007, the Company recorded depletion of $263 on capitalized costs relating to this area.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

10.	COMMITMENTS

(a)

By sublicense agreements dated July 10, 1995, the Company was granted an exclusive worldwide sublicense by Integral Concepts Inc. (“ICI”) and West Virginia University Research Corporation (“WVURC”) to the Contrawound Toroidal Helical Antenna (“CTHA”) technology, excluding all military and governmental applications and resulting procurement interests. On March 17, 2005, the Company entered into settlement and release agreements with each of ICI and WVURC to terminate the July 10, 1995 agreements. Accordingly, the Company was released from all previously accrued royalty fees.

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

All royalties in items (ii) and (iii) are payable within 30 days of each calendar quarter. The terms of the agreement remain in effect until the expiration of the last patent to expire that is included in the CTHA technology.

	(b)	On July 11, 2007, the Company entered into an agreement with a consultant for investor relations at $3,600 per month. The agreement can be terminated at any time by either party.

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

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. On May 24, 2007, the name of the Company was changed to “IAS Energy, Inc.”.

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,277,703 and have a working capital deficit of $297,275. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, obtain successful drilling results, identify additional resource locations and receive ongoing support from the majority of our creditors and affiliates.

Progress Report

On July 11, 2007, the Company retained Barwicki Investor Relations Co. to expand the Company's strategic investor relations program. Barwicki Investor Relations has built a substantial database of money, fund & portfolio managers, chief investment officers, venture capitalists, financial analysts, broker-dealers/stock brokers, investment bankers and market makers.

Plan of Operations

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The financial statements for the three months ended July 31, 2007 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has insignificant revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

The Company plans to raise funds through the issuance of shares of our Common Stock through debt and/or equity financings. The Company also receives interim support from affiliated companies.

We anticipate that our cash requirements for the next twelve months ending July 31, 2008 will remain consistent with those for the previous twelve months.

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

Results of Operations

Three months ended July 31, 2007 (“2007”) compared to the three months ended July 31, 2006 (“2006”).

The Company had revenue of $6,967 from operations for 2007 as compared to $11,633 for 2006.

The Company had net loss of $34,692 in 2007, compared to a net loss of $55,886 in 2006. The decrease in 2007 was mainly due a decrease in professional fees to $24,975 from $31,609 in 2006, and a decrease in impairment loss of petroleum interest to $12,276 from $33,176 in 2006.

Our basic and diluted net loss per share was $nil for 2007 and 2006.

Liquidity

During the three months ended July 31, 2007, we financed our operations by receiving financial support from related parties in the amount of $nil compared to $185,683 in 2006. These amounts are unsecured, non-interest bearing and due on demand. We also received $nil as compared to $200,000 in 2006 for stock subscribed through a private placement with related parties. Due to lack of capital we did not invest in oil and gas properties in 2007 as compared to $370,000 we invested in two oil and gas wells in Kentucky 2006.

Our cash position as at the end of July 31, 2007 is $2,811, and our working capital deficit as at July 31, 2007 was 297,275 compared to $243,546 as at April 30, 2007. We anticipate that we will need $500,000 to finance our operations over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities.

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the President, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the

Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

There was no significant change in our internal control over financial reporting that occurred during our first quarter for the three months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

Item 3A(T). Controls and Procedures

Not applicable.

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

Item 3.                    Defaults upon Senior Securities

                                None.

Item 4.                    Submissions of Matters to a Vote of Security Holders

On May 24, 2007, at a special and general meeting of the shareholders of the Company, the shareholders of the Company approved the following changes to the Company’s articles of incorporation:

  The name of the Company was changed to “IAS Energy, Inc.”;
  The corporate purpose was amended and clarified; and
  Reduction of the number of shares required to amend the articles of incorporation from two- thirds to a majority.

Additionally, the board of directors, as previously reported to the Securities and Exchange Commission, was re-elected in its entirety. John G. Robertson, James L. Vandeberg, and Jennifer Lorette were elected directors of the Company to hold office until the next annual meeting of the shareholders and until their successors are elected and qualified or until they resign or are removed from office.

The shareholders approved Smythe Ratcliffe LLP, Chartered Accountants as auditor of the Company until the next Annual Meeting of Shareholders.

The following states the number of votes cast for and against each matter voted at the shareholders’ meeting:

		For	Against
1.	To elect as Director, John Robertson	31,443,944	81,420
2.	To elect as Director, Jennifer Lorette	31,445,394	79,970
3.	To elect as Director, James Vandeberg	31,445,394	79,970
4.	Appointment of Smythe Ratcliffe LLP Chartered Accountants as auditors of the Company	31,535,164	200
5.	To amend the Articles of Incorporation to change the name of the Company to IAS Energy, Inc.	31,507,664	17,700
6.	To amend the Articles of Incorporation to reduce the number of shares to be voted to approve an amendment to the articles of incorporation	31,476,561	48,803
7.	To amend the Articles of Incorporation to change the business purpose of the Company	31,506,464	18,900
8.	To grant the proxyholder authority to vote at his/her discretion on any other business or amendment or variation to the previous resolutions	31,457,811	67,553

The Oregon Secretary of State, Corporation Department, accepted the amendment as filed May 30, 2007.

Item 5.                    Other Information

                                None.

Item 6.                    Exhibits

                                Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of John G. Robertson, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James Vandeberg, Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2007	IAS Energy, Inc.

By: /s/ John G. Robertson
John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer