Form 10QSB
period 2007-10-31
IAS ENERGY, INC.
filed 2007-12-14
CIK 945641

UNITED STATES SECURITIES AND EXHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the quarter ended October 31, 2007
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
December 13, 2007
Common - 47,310,039 shares

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

IAS Energy, Inc.
(A Development Stage Company)
Interim Financial Statements
October 31, 2007
(Unaudited)

IAS Energy, Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
October 31, 2007
(Unaudited)

IAS Energy, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	October 31,	April 30,
	2007	2007
	$	$

Assets

Current Assets
Cash	7,291	12,285
Available-for-sale securities	224,891	194,243
Accounts receivable	1,721	3,468
Accrued revenues from petroleum interests	3,366	5,394
Prepaid expenses	82,732	2,000
Due from related parties	23,815	32,357
Total Current Assets	343,816	249,747
Deposit (Note 10(b))	50,000	–
Oil and Gas Properties (Note 9)	274,295	274,896

Total Assets	668,111	524,643

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	43,196	3,613
Accrued liabilities	5,089	6,183
Due to related parties (Note 5)	560,164	458,497
Debentures (Note 6)	25,000	25,000
Total Liabilities	633,449	493,293
Commitments (Note 10)
Stockholders’ Equity

Preferred Stock 50,000 share authorized; none issued	–	–
Common Stock and Paid-in Capital in Excess of Par
Class “A” voting 100,000,000 shares authorized without par value
36,154,289 (April 30, 2007 - 36,023,039)shares
issued and outstanding	6,185,481	6,133,550
Class “B” non-voting – 100,000,000 shares authorized without par value
none issued	–	–
Obligation to Issue Shares (Note 9(a))	95,934	62,446
Accumulated Other Comprehensive Income	91,974	78,365
Deficit Accumulated Prior to the Development Stage	(6,158,964)	(6,158,964)
Deficit Accumulated During the Development Stage	(179,763)	(84,047)
Total Stockholders’ Equity	34,662	31,350
Total Liabilities and Stockholders’ Equity	668,111	524,643

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.

(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative from
	May 1, 2005
	(Date of
	Inception of
	Development	Three Months		Six Months
	Stage) to	Ended		Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue

Petroleum and natural gas sales	64,672	5,697	3,609	12,664	15,242

Total Revenue	64,672	5,697	3,609	12,664	15,242

Operating Expenses

Depletion	3,205	338	802	601	802
Interest on convertible debentures	5,470	547	547	1,094	1,094
License	7,500	750	750	1,500	1,500
Office	69,141	14,406	54,415	17,308	55,644
Professional fees	169,805	27,656	6,699	52,631	38,308
Transfer agent and regulatory	8,112	1,812	1,391	3,678	1,599

Total Operating Expenses	263,233	45,509	64,604	76,812	98,947

Loss from Operations	(198,561)	(39,812)	(60,995)	(64,148)	(83,705)

Other Income (Expense)
Gain on sale of available-for-sale securities	104,670	–	103,667	1,920	103,667
Gain on write-off of payables	63,487	–	9,101	–	9,101
Impairment loss – petroleum interests (Note
9(a))	(149,359)	(21,212)	(7,677)	(33,488)	(40,853)

Net Income (Loss)	(179,763)	(61,024)	44,096	(95,716)	(11,790)

Other Comprehensive Income
Unrealized gain (loss) on available-for-sale
securities	94,294	45,185	(156,045)	15,929	(157,071)
Reclassification adjustment for gains
included in net loss	(2,320)	–	–	(2,320)	–
Net unrealized gain (loss) on available-for-sale
securities	91,974	45,185	(156,045)	13,609	(157,071)

Comprehensive Loss	(87,789)	(15,839)	(111,949)	(82,107)	(168,861)

Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Number of Shares
Outstanding		36,080,000	35,678,000	36,052,000	35,461,000

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative from
	May 1, 2005 (Date
	of Inception of
	Development	Six Months	Six Months
	Stage) to	Ended	Ended
	October 31,	October 31,	October 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(179,763)	(95,716)	(11,790)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange on investment securities	(17,359)	(17,359)	–
Gain on sale of securities	(104,670)	(1,920)	(103,667)
Gain on write-off of payables	(63,487)	–	(9,101)
Stock-based compensation	54,691	5,981	48,710
Depletion	3,205	601	802
Impairment loss – petroleum interests	149,359	33,488	40,853

Change in operating assets and liabilities:
Prepaid expenses and deposits	1,043	1,043	11,500
Accounts receivable	(1,721)	1,747	(1,125)
Accrued revenues from petroleum interest	(3,366)	2,028	(2,771)
Accounts payable and accrued liabilities	7,567	38,489	(44,088)
Due to related parties	4,872	22,350	–

Net Cash Used in Operating Activities	(149,629)	(9,268)	(70,677)

Investing Activities
Deposit	(50,000)	(50,000)	–
Investment in oil and gas properties	(555,000)	–	(555,000)
Recoveries to oil and gas properties	277,500	–	185,000
Proceeds from sale of securities	104,990	2,240	103,667
Purchase of securities	(115,878)	–	(7,241)

Net Cash Used in Investing Activities	(338,388)	(47,760)	(273,574)

Financing Activities
Advances from related parties	289,581	45,784	181,960
Check issued in excess of funds on deposit	(523)	–	–
Proceeds from issuance of common stock	206,250	6,250	200,000

Net Cash Provided by Financing Activities	495,308	52,034	381,960

Net Increase (Decrease) in Cash	7,291	(4,994)	37,709
Cash – Beginning of Period	–	12,285	313
Cash – End of Period	7,291	7,291	38,022

Non-Cash Investing and Financing Activities	–	–	–

Supplemental Disclosures:
Interest paid	5,470	1,094	1,094
Income tax paid	–	–	–

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
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

The results of operations for the six-months ended October 31, 2007 are not indicative of the results that may be expected for the full year.

2.	CONTINUANCE OF OPERATIONS

IAS Energy, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On May 24, 2007, the Company changed its name to IAS Energy, Inc.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which, assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At October 31, 2007, the Company had a working capital deficiency of $289,633, which raises substantial concern on its ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. The Company has accumulated losses of $6,338,727 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
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

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No.157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and doesnot require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

(m)	Recently Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108,“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

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

The total future Asset Retirement Obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods. Although the Company’s wells are producing, the Company has estimated the total ARO to be $nil as at October 31, 2007 (2006 - $nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

IAS Energy, Inc
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

5.	RELATED PARTY TRANSACTIONS

(a)

As at October 31, 2007, the Company owed related companies controlled or significantly influenced by the President of the Company $560,164 (April 30, 2007 - $458,497) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

(b)

As at October 31, 2007, the Company was owed by related companies controlled or significantly influenced by the President of the Company $23,815 (April 30, 2007 - $32,357) comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment. Refer to Note 9(b).

6.	DEBENTURES

On June 15, 1997, the Company offered three-year, 8¾% interest debentures. As at October 31, 2007, $25,000 of debentures remains outstanding. Interest is due annually.

7.	STOCK OPTION PLAN

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

On October 22, 2007, the Company approved the 2007 Stock Option Plan to issue up to 2,000,000 Class “A” common shares to directors and employees and registered them on Form S-8 with the Securities and Exchange Commission.

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

During the six-month period ended October 31, 2007, the Company granted 1,000,000 options pursuant to a Letter of Intent to acquire Power Telecom Limited (“Power Telecom”), a company incorporated in Hong Kong (See Note 10(b)). The vesting of these options are contingent upon certain future events as defined in the Letter of Intent (See Note 11). The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.73%, expected volatility of 163%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.27 per option. During the six-month period ended October 31, 2007, no stock-based compensation expense was charged to operations as the options had not vested per the Letter of Intent. The fair value of $267,954 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

7.	STOCK OPTION PLAN (Continued)

These options have the following vesting schedule:

[i]

Up to 12.5% of the options may be exercised at any time commencing on the day that the Company issues ten million of its shares to Power Telecom as per the Letter of Intent. Refer to Note 10(b) (i) and (ii).

[ii]	Every ninety days thereafter, an additional 12.5% shall vest for exercise.

[iii]	The options expire 60 months from the date of grant.

The following table summarizes stock option plan activities:

	Six Months Ended			Six Months Ended
	October 31, 2007			October 31, 2006
			Weighted			Weighted
			Average Exercise			Average Exercise
	Shares		Price	Shares		Price
	#	$		#	$

Outstanding at beginning of period	1,250,000		0.20	1,250,000		0.20
Granted	1,000,000		0.33	1,250,000		–
Exercised	(31,250)		(0.20)	–		–
Cancelled/Modified	–		–	(1,250,000)		–

Outstanding at end of period	2,218,750		0.26	1,250,000		0.20

Exercisable at end of period	318,750		0.20	350,000		0.20

Additional information regarding options outstanding and exercisable as at October 31, 2007 is as follows:

Options Outstanding
					Weighted
					Average
				Aggregate	Remaining
	Exercise	Shares Under		Intrinsic	Contractual
Expiry Date	Price	Option		Value	Life (in years)
	$	#	$	$	#

October 8, 2008	0.20	43,750		–	0.92
November 20, 2011	0.20	1,175,000		58,750	3.98
October 23, 2012	0.33	1,000,000		–	4.89

Options outstanding		2,218,750		58,750	4.33

Options Exercisable

3
				Weighted
				Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual
Expiry Date	Price	Option	Value	Life (in years)
	$	#	$	#

October 8, 2008	0.20	43,750	–	0.92
November 20, 2011	0.20	275,000	13,750	3.98

Options exercisable		318,750	13,750	3.90

As at October 31, 2007, there was $414,085 of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 54 months. The total fair value of stock options vested during the six-month periods ended October 31, 2007 and 2006 was $nil and $48,710, respectively.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

7.	STOCK OPTION PLAN (Continued)

A summary of the status of the Company’s non-vested stock options as of October 31, 2007 and changes during the six-month period ended October 31, 2007 is presented below:

		Weighted-Average
		Grant-Date
	Number of	Fair Value
Non-vested stock options	Stock Options	$

Non-vested at May 1, 2007	900,000	0.25
Granted	1,000,000	0.27

Non-vested at October 31, 2007	1,900,000	0.26

8.	SHARE PURCHASE WARRANTS

The following table summarizes the continuity of the Company’s warrants:

			Weighted average
	Number of		exercise price
	Shares	$

Balance, April 30, 2006	250,000		0.40
Granted	–		–
Balance, April 30, 2007	250,000		0.40
Granted	100,000		0.40
Balance, October 31, 2007	350,000		0.40

On September 28, 2007, the Company extended the expiry date of 250,000 warrants from September 29, 2007 to September 29, 2008.

9.	OIL AND GAS PROPERTIES

			October 31,	April 30,
			2007	2007
	Acquisition/		Net Carrying	Net Carrying
	Impairment	Depletion	Value	Value
	$	$	$	$

Proved Properties, Kentucky and Texas, USA

Acquisition costs	33,488	–	426,859	393,371
Depletion	–	(601)	(3,205)	(2,604)
Impairment	(33,488)	–	(149,359)	(115,871)

Net Carrying Value	–	(601)	274,295	274,896

(a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To October 31, 2007, revenue from the wells was approximately $41,424. During the six-month period ended October 31, 2007, the Company received/accrued $3,906 of revenue from the wells. The approximately 368,000 shares of restricted common stock issuable at October 31, 2007 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $95,934 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $149,359 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the six-month period ended October 31, 2007, $33,488 (October 31, 2006 - $40,853) of impairment loss was incurred.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

9.	OIL AND GAS PROPERTIES (Continued)

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

To October 31, 2007, the Company’s portion of the revenue from the wells was approximately $23,248. During the six-month period ended October 31, 2007, the Company received/accrued $8,758 of revenues from the wells, and recorded depletion of $601 on capitalized costs relating to this area.

10.	COMMITMENTS

(a)

On October 29, 2007, the Company entered into a consulting agreement with Falcon Financial Partners, LLC (“Falcon”). Falcon is to provide investor and market relation services for a period of three months. As consideration, the consultant received 49,500 common shares of the Company with a fair value of $42,075 of which $41,170 is recorded in prepaid expenses.

(b)

On October 23, 2007, the Company entered into a Letter of Intent (“Letter”) with the two sole shareholders of Power Telecom Limited (“Power Telecom”), a company incorporated in Hong Kong, for the option to acquire 100% of the outstanding shares of Power Telecom in consideration for the issuance of 50,000,000 shares of common stock of the Company and the requirement to invest $650,000 towards the further development of Power Telecom’s business. Power Telecom owns 100% of the rights to the Chinese website www.video1314.com, which is similar to the YouTube website. The Company paid a non-refundable deposit of $50,000 to Power Telecom upon execution of the Letter, which funds are to be used for the further development of Power Telecom’s business. On November 26, 2007, the parties finalized the terms of a formal agreement (the “Agreement”).

Pursuant to the Agreement, the Company received a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom in stages as described below:

(i)

To purchase an initial 20% interest in Power Telecom, the Company must issue 10,000,000 common shares no later than thirty days after the execution of the Agreement, pay $50,000 to Power Telecom and issue 1,000,000 common shares as a finder’s fee. The Company exercised this option on November 28, 2007 (See Note 11).

(ii)

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within sixty days of the shares in (i) being issued, pay a further $100,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

(iii)

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within one hundred fifty days of the shares in (i) being issued, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

(iv)

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within two hundred forty days of the shares in (i) being issued, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

(v)

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within three hundred thirty five days of the shares in (i) being issued, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

Upon execution of the Letter, the Company granted 1,000,000 stock options to purchase 1,000,000 common shares of the Company at a price of $0.33 per share for a period of five years. The vesting of these options is contingent upon certain future events (See Note 11). The options vest as to 12.5% upon grant date and an additional 12.5% vest every ninety days thereafter.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Six Months Ended October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

10.	COMMITMENTS (Continued)

(c)

On August 31, 2007, the Company entered into an agreement with America West Pacific International Invest Corporation (“America West”) to provide public and investor relations for a period of eighteen months. America West was issued 100,000 common shares of the Company and 100,000 share purchase warrants to acquire 100,000 common shares at $0.40 per share for a period of two years. America West will also receive 15% of any funds they raise for the Company, which will be paid 10% in cash and 5% in common shares. The fair value of the 100,000 common shares and warrants issued was $45,680, of which $5,076 was charged to office expenses and $40,604 is included in prepaid expenses.

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

On March 17, 2005, the Company entered into a non-exclusive license agreement with WVURC for the development, manufacture, use and sale of the CTHA technology. The agreement was retroactively effective on January 15, 2005. The terms of the non-exclusive sublicense agreement are as follows:

(i)	The Company will pay a license fee of $3,000 for each calendar year, payable each year (paid).

(ii)	The Company will pay a royalty 10% of net sales.

(iii)	The Company will pay a royalty of 50% of all other sublicense revenues.

All royalties in items (ii) and (iii) are payable within 30 days of each calendar quarter. The terms of the agreement remain in effect until the expiration of the last patent to expire that is included in the CTHA technology.

(e)	On July 11, 2007, the Company entered into an agreement with a consultant for investor relations at $3,600 per month. The agreement can be terminated at any time by either party.

11.	SUBSEQUENT EVENTS

(a)	On November 7, 2007, the Company granted 100,000 stock options to consultants at an exercise price of $0.96 each.

(b)	On November 14, 2007, 6,250 stock options were exercised for cash proceeds of $1,250.

(c)	On November 26, 2007, the Company entered into an option agreement to acquire up to 100% of Power Telecom. (See Note 10(b)).

(d)

On November 28, 2007, in accordance with the terms of the initial stage in the option agreement as described in Note 10(b), the Company issued 10,000,000 common shares and paid $50,000 to acquire 20% of Power Telecom. In addition, 1,000,000 common shares were issued as a finder’s fee.

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

As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered recurring losses from inception, totaling $6,338,727 and have a working capital deficit of $289,633. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, obtain successful drilling results, identify additional resource locations and receive ongoing support from the majority of our creditors and affiliates.

Progress Report

On October 23, 2007 we entered into a letter of intent (“LOI”) with each of the two shareholders of Power Telecom Limited (“Power Telecom”), a company incorporated in Hong Kong, to acquire up to a 100% interest in Power Telecom, which owns a 100% beneficial interest in www.video1314.com (“Video 1314”) a Chinese Web 2.0 platform similar to YouTube (www.youtube.com). Upon execution of the LOI, we paid Power Telecom the sum of $50,000, to be used for the further development of the business of Power Telecom.

We received a formal business plan for Video 1314 and our representatives, having full access to Power Telecom’s business in order to assess our potential acquisition of Power Telecom, completed our due diligence.

On October 25, 2007 the Board of Directors of the Company appointed Samuel Kam as Vice President of Internet Development to oversee the website www.video1314.com.

Samuel Kam has been in investment consultancy, business management, acquisition in real estate, trading, manufacturing and the travel industry between 1986 and 1995. From 1987 to 1992 in Canada, he was president of Samabill Transworld Investments Inc. which was in investment consultancy. In 1990, he purchased Soficomex Development Corp. in Canada. As their president from 1990 to 1996, he developed the company into a major Airline Consolidator in Eastern Canada. Mr. Kam was among the first group of pioneers in the Internet industry in Hong Kong. In early 1996, he founded PowerNet Internet Group in Hong Kong, a leading ISP rated as the Top three best ISPs in Hong Kong in 1999 by PC World. In year 2000 he founded PowerNetix Limited, one of the most advanced Internet Data Centres offering up to Layer 7 application controls. He has been instrumental in developing many of the advanced services and products in the companies, particularly the global VPN products and Utility Computing over the Internet. He has developed a specialty in network operation, management and product development. In 2003, he co-founded Power-All Networks Ltd, which specializes in cluster based computing and Data Centre in a box solutions. In 2007, he founded Video1314 which aims to become one of the top Internet sites Asia and China.

Subsequent to the period covered by this 10-QSB, on November 26, 2007 we entered into an option agreement (“Option Agreement”) with each of the two shareholders of Power Telecom Limited, (Mr. Samuel Kam [“Kam”] and Biotonus Clinique Bon Port (Hong Kong) Limited [“Biotonus”]; together Kam and Biotonus shall be referred to as the “Vendors”) and Power Telecom Limited (“Power Telecom”), to acquire up to a 100% interest in Power Telecom.

Pursuant to the Option Agreement, the Vendors have granted the Company a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom. The Company may issue up to 50 million shares of common stock of the Company in exchange for up to all outstanding shares of Power Telecom held by the Vendors. Additionally, the Company may invest up to an aggregate of $650,000 cash in Power Telecom as a capital contribution. On October 23, 2007, pursuant to the LOI, we paid Power Telecom the sum of $50,000 towards the $650,000 aggregate capital contribution.

The Company is receiving a series of options only to purchase the shares of Power Telecom and is under no obligation to exercise the options in whole or in part. The Company may elect to exercise only one or some of the series of options granted hereunder. If the Company elects only to exercise one or some of the series of options granted hereunder, it will retain the percentage of Power Telecom that it has already purchased.

The Company shall also issue up to five million shares of common stock of the Company to Ramon Mabanta as a finder’s fee if all the options to purchase up to 100% of the shares of Power Telecom are exercised. Such finder’s fee shares shall be subject to a lock-up agreement.

On November 28, 2007 we exercised the first option and made a payment of $50,000, and issued 10 million shares of our common stock to the Vendors and have earned a 20% interest in www.Video1314.com. Additionally, we issued one million shares of our common stock to Ramon Mabanta as a finder’s fee.

Plan of Operations

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The financial statements for the six months ended October 31, 2007 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has insignificant revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Six months ended October 31, 2007 (“2007”) compared to the six months ended October 31, 2006 (“2006”).

The Company had revenue of $12,664 from operations for 2007 as compared to $15,242 for 2006.

The Company had net loss of $95,716 in 2007, compared to a net loss of $11,790 in 2006. The increase in loss in 2007 was mainly due a decrease in a gain on sale of available–for-sale securities of $101,747 to $1,920 from $103,667 in 2006, and a decrease in office expenses of $38,336 to $17,308 in 2007 from $55,644 in 2006. Professional fees increased by $14,323 to $52,631 in 2007 from $38,308 in 2006. There was also a gain on write-off of payables of $9,101 in 2006 compared to $nil in 2007, and a decrease in impairment loss of petroleum interest to $33,488 from $40,853 in 2006.

Our basic and diluted net loss per share was $nil for 2007 and 2006.

Liquidity

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We may also raise additional funds through the exercise of stock options. Currently, 2,218,750 options have been granted and are outstanding. Of these 318,750 are currently exercisable and could bring in proceeds of $63,750.

We anticipate that our cash requirements for operating expenses for the next twelve months ending October 31, 2008 will remain consistent for with operating expenses for the previous twelve months. However, should the Company elect to exercise further options in Power Telecom, we will require additional capital. The Company will also require significant additional capital to settle its debts and provide sufficient working capital for basic operations for the next twelve months. The Company plans to raise funds through the issuance of shares of our Common Stock through debt and/or equity financings. The Company also receives interim support from affiliated companies.

Six months ended October 31, 2007 (“2007”) compared to the six months ended October 31, 2006 (“2006”).

During the six months ended October 31, 2007, we financed our operations by receiving financial support from related parties in the amount of $45,784 compared to $181,960 in 2006. These amounts are unsecured, non-interest bearing and due on demand. We also received $nil as compared to $200,000 in 2006 for stock subscribed through a private placement with related parties, and received $6,250 through exercise of stock options as compared to $nil in 2006. Due to lack of capital we did not invest in oil and gas properties in 2007 as compared to $370,000 we invested in two oil and gas wells in Kentucky 2006. We also received proceeds from the sale of securities of $2,240 in 2007 compared to $103,667 in 2006.

Since commencement of the development stage activities in May 2005, we have funded our operations through advances from related parties (approximately $290,000) and issuances of shares of our common stock (approximately $200,000).

Our cash position as at the end of October 31, 2007 is $7,291, and our working capital deficit as at October 31, 2007 was $289,633 compared to $243,546 as at April 30, 2007. We anticipate that we will need $500,000 to finance our operations over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities.

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

There was no change in our internal control over financial reporting that occurred during our first quarter for the six months ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

Prior to the extended deadline, by the Company’s fiscal year ended April 30, 2008, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company’s internal control over financial reporting is effective.

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

Dated: December 13, 2007	IAS Energy, Inc.

By: /s/ John G. Robertson

John G. Robertson, President
(Principal Executive Officer)

By: /s/ James Vandeberg

James Vandeberg, Chief Operating
Officer and Chief Financial Officer