Form 10QSB
period 2008-01-31
IAS ENERGY, INC.
filed 2008-03-14
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2008

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

(604) 278-5996
Issuer's Telephone Number

________________________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    Yes            X    No    (2)           Yes    X           No ____

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [ X ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

February 8, 2008
Common - 47,358,539 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes ___  No X

PART I - FINANCIAL INFORMATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THE EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FORECASTS,” “PLANS,” “FUTURE,” “STRATEGY,” OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN “RISK FACTORS” IN OUR APRIL 30, 2007 FORM 10-KSB. WE ASSUME NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REQUIRED BY LAW.

Item 1.	Financial Statements.

The unaudited financial statements of IAS Energy, Inc. (“we,” “us,” “our,” and “IAS”) as of January 31, 2008 and for the nine months ended January 31, 2008 and January 31, 2007 are attached hereto. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the nine months ended January 31, 2008 and January 31, 2007 includes all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

IAS Energy, Inc.
(A Development Stage Company)
Interim Financial Statements
January 31, 2008
(Unaudited)

IAS Energy, Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
January 31, 2008
(Unaudited)

IAS Energy, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	January 31,	April 30,
	2008	2007
	$	$

Assets

Current Assets
Cash	697	12,285
Available-for-sale securities	201,766	194,243
Accounts receivable	–	3,468
Accrued revenues from petroleum interests	3,290	5,394
Prepaid expenses	261,074	2,000
Due from related parties	25,236	32,357
Total Current Assets	492,063	249,747
Investment (Note 11)	4,115,000	–
Oil and Gas Properties (Note 10)	274,103	274,896

Total Assets	4,881,166	524,643

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	72,538	3,613
Accrued liabilities	5,580	6,183
Due to related parties (Note 5)	606,377	458,497
Debentures (Note 6)	25,000	25,000
Total Liabilities	709,495	493,293
Commitments (Note 12)
Stockholders’ Equity

Preferred Stock – 50,000 share authorized; none issued	–	–
Common Stock and Paid-in Capital in Excess of Par
Class “A” voting – 100,000,000 shares authorized without par value
47,325,539 (April 30, 2007 - 36,023,039) shares
issued and outstanding	10,304,107	6,133,550
Class “B” non-voting – 100,000,000 shares authorized without
par value none issued	–	–
Obligation to Issue Shares (Note 10(a) and 12 (d))	345,524	62,446
Accumulated Other Comprehensive Income	73,953	78,365
Deficit Accumulated Prior to the Development Stage	(6,158,964)	(6,158,964)
Deficit Accumulated During the Development Stage	(392,949)	(84,047)
Total Stockholders’ Equity	4,171,671	31,350
Total Liabilities and Stockholders’ Equity	4,881,166	524,643

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	from
	May 1, 2005
	(Date of
	Inception of
	Development	Three Months		Nine Months
	Stage) to	Ended		Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue

Petroleum and natural gas sales	69,793	5,121	11,839	17,785	27,081

Total Revenue	69,793	5,121	11,839	17,785	27,081

Operating Expenses

Depletion	3,397	192	131	793	933
Interest on convertible debentures	6,017	547	547	1,641	1,641
License	8,250	750	750	2,250	2,250
Office	197,801	128,660	1,818	145,968	56,545
Professional fees	231,314	61,509	8,186	114,140	46,494
Transfer agent and regulatory	10,171	2,059	558	5,737	2,157

Total Operating Expenses	456,950	193,717	11,990	270,529	110,020

Loss from Operations	(387,157)	(188,596)	(151)	(252,744)	(82,939)

Other Income (Expense)
Gain on sale of available-for-sale securities	104,670			1,920	102,750
Gain on write-off of payables	63,487				9,101
Impairment loss–petroleum interests (Note 10(a))	(173,949)	(24,590)	(23,017)	(58,078)	(63,870)

Net Loss	(392,949)	(213,186)	(23,168)	(308,902)	(34,958)

Other Comprehensive Income
Unrealized gain (loss) on available-for-sale
securities	76,273	(18,021)	(1,888)	(2,092)	(38,959)
Reclassification adjustment for gains included in
net loss	(2,320)			(2,320)	(120,000)
Net unrealized gain (loss) on available-for-sale
securities	73,953	(18,021)	(1,888)	(4,412)	(158,959)

Comprehensive Loss	(318,996)	(231,207)	(25,056)	(313,314)	(193,917)

Loss Per Share – Basic and Diluted					–

Weighted Average Number of Shares Outstanding		44,164,000	36,023,000	38,756,000	35,648,000

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative from
	May 1, 2005 (Date
	of Inception of
	Development	Nine Months	Nine Months
	Stage) to	Ended	Ended
	January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(392,949)	(308,902)	(34,958)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange on investment securities	(12,255)	(12,255)	–
Gain on sale of available-for-sale securities	(104,670)	(1,920)	(102,750)
Gain on write-off of payables	(63,487)	–	(9,101)
Stock-based compensation	160,651	111,941	48,710
Depletion	3,397	793	933
Impairment loss – petroleum interests	173,949	58,078	63,870

Change in operating assets and liabilities:
Prepaid expenses and deposits	(1,082)	(1,082)	9,250
Accounts receivable	–	3,468	(3,922)
Accrued revenues from petroleum interest	(3,290)	2,104	(10,003)
Accounts payable and accrued liabilities	37,400	68,322	(46,077)
Due to related parties	44,709	62,187	(2,382)

Net Cash Used in Operating Activities	(157,627)	(17,266)	(86,430)

Investing Activities
Deposit	(100,000)	(100,000)	–
Investment in oil and gas properties	(555,000)	–	(555,000)
Recoveries to oil and gas properties	277,500	–	185,000
Proceeds from sale of available-for-sale securities	104,990	2,240	102,750
Purchase of securities	(115,878)	–	(4,241)

Net Cash Used in Investing Activities	(388,388)	(97,760)	(271,491)

Financing Activities
Advances from related parties	294,536	50,739	185,000
Check issued in excess of funds on deposit	(523)	–	–
Proceeds from issuance of common stock	252,699	52,699	200,000

Net Cash Provided by Financing Activities	546,712	103,438	385,000

Net Increase (Decrease) in Cash	697	(11,588)	27,079
Cash – Beginning of Period	–	12,285	313
Cash – End of Period	697	697	27,392

Non-Cash Investing and Financing Activities
Issue of common stock for services	27,000	27,000	–
Issue of common stock for investment	4,015,000	4,015,000	–

Supplemental Disclosures:
Interest paid	6,017	1,641	8,197
Income tax paid	–	–	–

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
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

The results of operations for the nine-months ended January 31, 2008 are not indicative of the results that may be expected for the full year.

2.	CONTINUANCE OF OPERATIONS

IAS Energy, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On May 24, 2007, the Company changed its name to IAS Energy, Inc.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which, assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At January 31, 2008, the Company had a working capital deficiency of $217,432, which raises substantial concern on its ability to meet planned business objectives or to fund oil and gas exploration and ongoing operations for the next twelve months. The Company has accumulated losses of $6,551,913 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(l)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(m)	Recently Adopted Accounting Pronouncements (Continued)

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

The total future Asset Retirement Obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods. Although the Company’s wells are producing, the Company has estimated the total ARO to be $nil as at January 31, 2008 (2007 - $nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

5.	RELATED PARTY TRANSACTIONS

(a)

As at January 31, 2008, the Company owed related companies controlled or significantly influenced by the President of the Company $606,377 (April 30, 2007 - $458,497) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

(b)

As at January 31, 2008, the Company was owed by related companies controlled or significantly influenced by the President of the Company $25,236 (April 30, 2007 - $32,357) comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment. Refer to Note 10(b).

6.	DEBENTURES

On June 15, 1997, the Company offered three-year, 8¾% interest debentures. As at January 31, 2008, $25,000 of debentures remains outstanding. Interest is due annually.

7.	COMMON STOCK

	a)	On January 28, 2008, the Company issued 25,000 shares at $0.40 per share pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801.

	b)	During the nine-month period ended January 31, 2008, the Company issued 137,500 shares at $0.20 per share upon the exercise of stock options for proceeds of $27,500.

	c)	During the nine-month period ended January 31, 2008, the Company issued 40,000 shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000.

	d)	On September 10, 2007, the Company issued 100,000 shares for services with a fair value of $27,000.

e)

On November 26, 2007, in accordance with the terms of the option agreement as described in Note 11, the Company issued 10,000,000 common shares to acquire 20% of Power Telecom. In addition, 1,000,000 common shares were issued as a finder’s fee. The fair value of the total shares issued is $4,015,000.

8.	STOCK OPTION PLAN

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

8.	STOCK OPTION PLAN (Continued)

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

The fair value of the original options was deducted from the fair value of the modified options for a difference of $194,840. During the nine-month period ended January 31, 2008, $4,059 (April 30, 2007, - $48,710) stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $142,071 of unrecognized compensation cost related to the non-vested stock options held by the employees will be recognized over future periods.

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

During the nine-month period ended January 31, 2008, the Company granted 1,000,000 options in accordance with the terms of the option agreement as described in Note 11. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.73%, expected volatility of 163%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.27 per option. During the nine-month period ended January 31, 2008, $33,494 stock-based compensation expense was charged to operations, and the balance of $234,460 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

These options have the following vesting schedule:

[i]	Up to 12.5% of the options may be exercised at any time commencing on the day that the Company issues ten million of its shares to Power Telecom as per the option agreement. Refer to Note 11.

[ii]	Every ninety days thereafter, an additional 12.5% shall vest for exercise.

[iii]	The options expire 60 months from the date of grant.

During the nine-month period ended January 31, 2008, the Company granted 100,000 options pursuant to the 2007 Stock Option Plan. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 3.49%, expected volatility of 166%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.78 per option. During the nine-month period ended January 31, 2008, $19,624 stock-based compensation expense was charged to operations, and the balance of $58,871 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

8.	STOCK OPTION PLAN (Continued)

The following table summarizes stock option plan activities:

	Nine Months Ended		Nine Months Ended
	January 31, 2008		January 31, 2007
		Weighted		Weighted
		Average Exercise		Average Exercise
	Shares	Price	Shares	Price
	#	$	#	$

Outstanding at beginning of period	1,250,000	0.20	1,250,000	0.20
Granted	1,100,000	0.39	1,250,000	–
Exercised	(137,500)	(0.20)	–	–
Cancelled/Modified	–	–	(1,250,000)	–

Outstanding at end of period	2,212,500	0.29	1,250,000	0.20

Exercisable at end of period	387,500	0.29	350,000	0.20

Additional information regarding options outstanding and exercisable as at January 31, 2008 is as follows:

	Options Outstanding
				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual Life
Expiry Date	Price	Option	Value	(in years)
	$	#	$	#

October 8, 2008	0.20	37,500	5,625	0.69
November 20, 2011	0.20	1,075,000	161,250	3.81
October 23, 2012	0.33	1,000,000	20,000	4.73
November 7, 2012	0.96	100,000	–	4.77

Options outstanding		2,212,500	186,875	4.21

	Options Exercisable
				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual Life
Expiry Date	Price	Option	Value	(in years)
	$	#	$	#

October 8, 2008	0.20	37,500	5,625	0.69
November 20, 2011	0.20	200,000	30,000	3.81
October 23, 2012	0.33	125,000	2,500	4.73
November 7, 2012	0.96	25,000	–	4.77

Options exercisable		387,500	38,125	3.86

As at January 31, 2008, there was $435,402 of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 51 months. The total fair value of stock options vested during the nine-month periods ended January 31, 2008 and 2007 was $57,177 and $48,710, respectively.

A summary of the status of the Company’s non-vested stock options as of January 31, 2008 and changes during the nine-month period ended January 31, 2008 is presented below:

		Weighted-Average
		Grant-Date
	Number of	Fair Value
Non-vested stock options	Stock Options	$

Non-vested at May 1, 2007	900,000	0.25
Vested	(25,000)	0.25
Granted	950,000	0.39

Non-vested at January 31, 2008	1,825,000	0.32

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

9.	SHARE PURCHASE WARRANTS

The following table summarizes the continuity of the Company’s warrants:

		Weighted average
	Number of	exercise price
	Shares	$

Balance, April 30, 2006	250,000	0.40
Granted	–	–
Balance, April 30, 2007	250,000	0.40
Granted	100,000	0.40
Exercised	(40,000)	0.40
Balance, January 31, 2008	310,000	0.40

On September 28, 2007, the Company extended the expiry date of 250,000 warrants from September 29, 2007 to September 29, 2008.

10.	OIL AND GAS PROPERTIES

	April 30,			January 31,
	2007			2008
	Net Carrying	Acquisition/		Net Carrying
	Value	Impairment	Depletion	Value
	$	$	$	$

Proved Properties, Kentucky and Texas, USA

Acquisition costs	393,371	58,078	-	451,449
Depletion	(2,604)	-	(793)	(3,397)
Impairment	(115,871)	(58,078)	-	(173,949)

Net Carrying Value	274,896	-	(793)	274,103

(a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To January 31, 2008, revenue from the wells was approximately $43,640. During the nine-month period ended January 31, 2008, the Company received/accrued $6,122 of revenue from the wells. The approximately 416,000 shares of restricted common stock issuable at January 31, 2008 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $120,524 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $173,949 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the nine-month period ended January 31, 2008, $58,078 (January 31, 2007 - $63,870) of impairment loss was incurred.

(b)

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18-month period at a price to be agreed upon. During the period ended January 31, 2008, the option for the additional 20 wells expired. Each well is subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI. The first three wells have been paid for and drilled to date. On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm-out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells. On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of a financing agreement.

To January 31, 2008, the Company’s portion of the revenue from the wells was approximately $26,153. During the nine-month period ended January 31, 2008, the Company received/accrued $11,663 of revenues from the wells, and recorded depletion of $793 on capitalized costs relating to this area.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

11.	INVESTMENT

On November 26, 2007, the Company entered into an Option Agreement (the “Agreement”) with the two sole shareholders of Power Telecom Limited (“Power Telecom”), a company incorporated in Hong Kong, for the option to acquire 100% of the outstanding shares of Power Telecom in consideration for the issuance of 50,000,000 shares of common stock of the Company and the requirement to invest $650,000 towards the further development of Power Telecom’s business. Power Telecom owns 100% of the rights to the Chinese website www.video1314.com, which is similar to the YouTube website. The Company paid a non-refundable deposit of $100,000 to Power Telecom upon execution of the Agreement, which funds have been used for the further development of Power Telecom’s business. Pursuant to the Agreement, the Company received a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom in stages as described below:

[i]

To purchase an initial 20% interest in Power Telecom, the Company must issue 10,000,000 common shares no later than thirty days after the execution of the Agreement, pay $50,000 to Power Telecom and issue 1,000,000 common shares as a finder’s fee. The Company exercised this option on November 26, 2007. The 11,000,000 common shares issued were recorded at a fair value of $4,015,000.

[ii]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within sixty days of the shares in (i) being issued, pay a further $100,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

[iii]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within one hundred fifty days of the shares in (i) being issued, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

[iv]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within two hundred forty days of the shares in (i) being issued, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

[v]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 common within three hundred thirty five days of the shares in (i) being issued, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 common shares as a finder’s fee.

Upon execution of the Agreement, the Company granted 1,000,000 stock options to purchase 1,000,000 common shares of the Company at a price of $0.33 per share for a period of five years. The options vest as to 12.5% upon grant date and an additional 12.5% vest every ninety days thereafter.

12.	COMMITMENTS

(a)

On August 31, 2007, the Company entered into an agreement with America West Pacific International Invest Corporation (“America West”) to provide public and investor relations for a period of eighteen months. America West was issued 100,000 common shares of the Company and 100,000 share purchase warrants to acquire 100,000 common shares at $0.40 per share for a period of two years. America West will also receive 15% of any funds they raise for the Company, which will be paid 10% in cash and 5% in common shares. The fair value of the 100,000 common shares and warrants issued was $45,680, of which $12,688 was charged to office expenses and $32,992 is included in prepaid expenses.

(b)

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Nine Months Ended January 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

12.	COMMITMENTS (Continued)

(c) On July 11, 2007, the Company entered into an agreement with a consultant for investor relations at $3,600 per month. The agreement can be terminated at any time by either party.

(d)

On December 1, 2007, the Company entered into an agreement with a consultant for investor relations at $7,500 per month. The consultant will also receive 300,000 shares of common stock of the Company, including 100,000 shares from a third-party shareholder. The Company has recorded a fair value of $225,000 as prepaid expenses and an obligation to issue shares for the same amount during the period ended January 31, 2008.

13.	SUBSEQUENT EVENTS

(a)

On February 4, 2008, the Company issued 25,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $10,000. Each unit consists of one Class A share and one warrant. Each warrant enables the holder to purchase on additional share at an exercise price of $0.50 per share for one year after closing date.

(b)

On February 7, 2008, the Company issued 8,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $3,200. Each unit consists of one Class A share and one warrant. Each warrant enables the holder to purchase one additional share at an exercise price of $0.50 per share for one year after closing date.

(c)

In March 2008, in accordance with the terms of the option agreement as described in Note 11, the Company exercised the second option, made a payment of $100,000, issued 10,000,000 common shares to acquire a further 20% of Power Telecom for a total holding of 40%. In, addition, a further 1,000,000 common shares were issued as a finder’s fee.

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

In April 2005, we changed the focus of our principal business activities and entered into several agreements to purchase certain interests in several oil producing wells in Texas and Kentucky.

In November 2007, we entered into an option agreement to acquire up to a 100% interest in Power Telecom Limited (“Power Telecom”), which owns a 100% beneficial interest in www.video1314.com (“Video1314”) a Chinese Web 2.0 platform similar to YouTube (www.youtube.com). The Company may issue up to 50 million shares of common stock of the Company in exchange for up to all outstanding shares of Power Telecom. Additionally, the Company may invest up to an aggregate of $650,000 cash in Power Telecom as a capital contribution. On October 23, 2007, we paid Power Telecom the sum of $50,000 towards the $650,000 aggregate capital contribution. On November 28, 2007 we exercised the first option, made a further payment of $50,000, and issued 10 million shares of our common stock to the two shareholders of Power Telecom and issued one million common shares as a finder’s fee, earning a 20% interest in Power Telecom. Subsequent to the period covered by this 10-QSB, in March 2008, we exercised the second option, made a payment of $100,000, issued 10,000,000 common shares to acquire a further 20% interest in Power Telecom for a total holding of 40%, and issued one million common shares as a finder’s fee.

IAS is a development stage company. As a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have produced insignificant revenues and we have suffered accumulated losses from inception, totaling $6,551,913 and have a working capital deficit of $217,432. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, obtain successful drilling results, identify additional resource locations and receive ongoing support from the majority of our creditors and affiliates.

Progress Report

Video1314

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

We received a formal business plan for Video1314 and our representatives, having full access to Power Telecom’s business in order to assess our potential acquisition of Power Telecom, completed our due diligence.

On October 25, 2007 the Board of Directors of the Company appointed Samuel Kam as Vice President of Internet Development to oversee the website www.video1314.com.

Samuel Kam has been in investment consultancy, business management, acquisition in real estate, trading, manufacturing and the travel industry between 1986 and 1995. From 1987 to 1992 in Canada, he was president of Samabill Transworld Investments Inc., which was in investment consultancy. In 1990, he purchased Soficomex Development Corp. in Canada. As their president from 1990 to 1996, he developed the company into a major Airline Consolidator in Eastern Canada. Mr. Kam was among the first group of pioneers in the Internet industry in Hong Kong. In early 1996, he founded PowerNet Internet Group in Hong Kong, a leading ISP rated as the Top three best ISPs in Hong Kong in 1999 by PC World. In year 2000 he founded PowerNetix Limited, one of the most advanced Internet Data Centres offering up to Layer 7 application controls. He has been instrumental in developing many of the advanced services and products in the companies, particularly the global VPN products and Utility Computing over the Internet. He has developed a specialty in network operation, management and product development. In 2003, he co-founded Power-All Networks Ltd, which specializes in cluster based computing and Data Centre in a box solutions. In 2007, he founded Video1314, which aims to become one of the top Internet sites Asia and China.

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

On November 28, 2007 we exercised the first option and made a payment of $50,000, and issued 10 million shares of our common stock to the Vendors and earned a 20% interest in Power Telecom. Additionally, we issued one million shares of our common stock to Ramon Mabanta as a finder’s fee.

In December 2007, the Fiber Optic backbone capacity was upgraded from 100Mbps to 1000Mbps in Hong Kong, which is equivalent to twenty-two T3 lines. This added capacity and connection to the Internet would allow Video1314 to have the capacity to sustain over 30 million hits to its site per day. Traffic on its web site for the month of January 2008, registered more than 10 million hits, reflecting growing interest in the site's ability to offer video, photo and audio sharing experiences to its users. The activity in January represented a 300% increase compared to 4 million hits recorded in November 2007.

Miss Queena Chan, Tan Tan was appointed Director of PR/Marketing in December 2007, to head up our Public Relations and Marketing Division for Video 1314. Miss Queena Chan is in the entertainment field for TVB (Television Broadcasts Limited), the major television broadcast company in Hong Kong. She has worked in various roles, including singing, acting, anchoring and has broad connections in the entertainment industry, and will be a valuable asset to assist the company in the development and expansion of the entertainment component of Video1314.

Subsequent to the period covered by this 10-QSB, in March 2008, we exercised the second option and made a payment of $100,000, issued 10,000,000 common shares to acquire a further 20% interest in Power Telecom for a total holding of 40%. Additionally, we issued one million shares of our common stock to Ramon Mabanta as a finder’s fee.

Oil and Gas Wells

Texas
The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To January 31, 2008, revenue from the wells was approximately $43,640. During the nine-month period ended January 31, 2008, the Company received/accrued $6,122 of revenue from the wells. The approximately 416,000 shares of restricted common stock issuable at January 31, 2008 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $120,524 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $173,949 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the nine-month period ended January 31, 2008, $58,078 (January 31, 2007 - $63,870) of impairment loss was incurred.

Kentucky
On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky.

The Company can earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well and had the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18-month period at a price to be agreed upon. During the period ended January 31, 2008, the option for the additional 20 wells expired. Each well is subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI. The first three wells have been paid for and drilled to date. On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm-out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells. On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of a financing agreement.

To January 31, 2008, the Company’s portion of the revenue from the wells was approximately $26,153. During the nine-month period ended January 31, 2008, the Company received/accrued $11,663 of revenues from the wells, and recorded depletion of $793 on capitalized costs relating to this area.

Corporate
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

On December 1, 2007, the Company entered into an agreement with a consultant for investor relations at $7,500 per month. The consultant will also receive 300,000 shares of common stock of the Company, including 100,000 shares from a third-party shareholder. The Company has recorded a fair value of $225,000 as prepaid expenses and an obligation to issue shares for the same amount during the period ended January 31, 2008.

Plan of Operations

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The financial statements for the nine months ended January 31, 2008 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has insignificant revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Nine months ended January 31, 2008 (“2008”) compared to the nine months ended January 31, 2007 (“2007”).

The Company had revenue of $17,785 from operations for 2008 as compared to $27,081 for 2007.

The Company had a net loss of $308,902 in 2008, compared to a net loss of $34,958 in 2007, which includes an increase in operating expenses of $160,509 to $270,529 in 2008 as compared to $110,020 in 2007. The increases in 2008 were mainly due to an increase in professional fees of $67,646 and an increase in office expenses of $89,423.

Our office expenses increased by $89,423 to $145,968 in 2008 as compared to $56,545 in 2007. This increase was due to stock-based compensation for investor relations expenses.

Fees payable to our transfer agent increased from $2,157 during the nine months ended January 31, 2007 to $5,737 in 2008 due to the Company’s shareholders’ meeting held during the first quarter of fiscal 2008. The Company did not hold a shareholders’ meeting during fiscal 2007. Professional fees increased by $67,646 to $114,140 in 2008 from $46,494 in 2007 mainly as a result of due diligence and completion of the Option Agreement with Power Telecom Limited.

We recorded an increase in stock-based compensation of $63,231 to $111,941 in 2008 as compared to $48,710 in 2007. This was due to the vesting of stock options and issue of new stock options.

During the year ended April 30, 2007, the Company extended the term on 1,200,000 options for a further five years. The fair value of the original options was deducted from the fair value of the modified options for a difference of $194,840. During the nine-month period ended January 31, 2008, $4,059 (April 30, 2007, -$48,710) stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $142,071 of unrecognized compensation cost related to the non-vested stock options held by the employees will be recognized over future periods.

During the nine-month period ended January 31, 2008, the Company granted 1,000,000 options in accordance with the terms of the Option Agreement as described in Note 11 of the financial statements. During the nine-month period ended January 31, 2008, $33,494 stock-based compensation expense was charged to operations, and the balance of $234,460 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

We had a decrease in a gain on sale of available–for-sale securities of $100,830 to $1,920 in 2008 as compared to $102,750 in 2007. This was due to the decrease in the sale of securities available-for-sale.

The gain on the write-off of payables of $nil in 2008 as compared to $9,101 in 2007, was due to the Company reaching settlement arrangements with long outstanding accounts payable to reduce and settle the amounts owing to the creditors. Accordingly, the Company recorded a gain equal to the amount of the accounts payable reduction.

As at January 31, 2008, the Company owed related companies controlled or significantly influenced by the President of the Company $606,377 (April 30, 2007 - $458,497) compared to $449,008 at January 31, 2007, comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at January 31, 2008, the Company was owed by related companies controlled or significantly influenced by the President of the Company $25,236 (April 30, 2007 - $32,357), compared to $122,595 at January 31, 2007, comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

The Company’s oil and gas wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $173,949 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the nine-month period ended January 31, 2008, $58,078 (January 31, 2007 - $63,870) of impairment loss was incurred. The approximately 416,000 shares of restricted common stock issuable at January 31, 2008, pursuant to an agreement with a private company controlled by the President of the Company to issue up to 1,000,000 shares of common stock at the rate of one share for every $0.10 of revenue from the wells, have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $120,524 in obligation to issue shares.

We had a basic and diluted loss of $0.01 per share in 2008 compared to a diluted net loss per share of $nil for 2007.

Liquidity

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties.

We may also raise additional funds through the exercise of stock options. Currently, 2,212,500 options have been granted and are outstanding. Of these 387,500 are currently exercisable and could bring in proceeds of $112,750.

We anticipate that our cash requirements for operating expenses for the next twelve months ending January 31, 2009 will remain consistent with operating expenses for the previous twelve months. However, should the Company elect to exercise further options in Power Telecom, we will require additional capital. The Company will also require significant additional capital to settle its debts and provide sufficient working capital for basic operations for the next twelve months. The Company plans to raise funds through the issuance of shares of our Common Stock through debt and/or equity financings. The Company also receives interim support from affiliated companies.

Nine months ended January 31, 2008 (“2008”) compared to the nine months ended January 31, 2007 (“2007”).

During the nine months ended January 31, 2008, we financed our operations by receiving cash provided from financing activities totalling $103,438 for 2008, as compared to $385,000 for the same period in 2007. This was comprised of financial support from related parties and the issuance of our common stock.

We received financial support from related parties in the amount of $50,739 compared to $185,000 in 2007. These amounts are unsecured, non-interest bearing and due on demand. We also received proceeds for the issuance of common stock of $52,699 during the nine months ended January 31, 2008 as compared to $200,000 in 2007, as follows:

1.	On January 28, 2008, the Company issued 25,000 shares at $0.40 per share pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801;
2.	During the nine months ended January 31, 2008, the Company issued 137,500 shares at $0.20 per share upon the exercise of stock options for proceeds of $27,500; and
3.	During the nine months ended January 31, 2008, the Company issued 40,000 shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000.

During the nine months ended January 31, 2008, we contributed $100,000 (2007 - $nil) to the operating capital of Power Telecom pursuant to the Option Agreement, and we received $2,240 (2007 - $102,750) from the sale of securities through our investing activities. In 2008 we purchased $nil securities compared to $4,241 in 2007.

In 2008 we spent $nil compared to $555,000 in 2007 in investment in three oil and gas properties, while in 2008 we recovered $nil compared to $185,000 in 2007 that was received from a related company that paid for 50% of the price for oil and gas properties.

Our cash position as at the end of January 31, 2008 was $697 ($27,392 in 2007), and our working capital deficit as at January 31, 2008 was $217,432 ($274,759 in 2007) compared to $243,546 as at April 30, 2007. We anticipate that we will need $500,000 to finance our operations over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities.

Since commencement of the development stage activities in May 2005, we have funded our operations through advances from related parties (approximately $295,000) and issuances of shares of our common stock (approximately $250,000).

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the President, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have also concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

There was no significant change in our internal control over financial reporting that occurred during our nine months ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

The Company is a non-accelerated filer as defined in Rule 12b-2 of the Act. Effective February 20, 2007, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the company’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer is not required to file the auditor’s attestation report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2008.

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

1.

On January 28, 2008, the Company issued 25,000 shares at $0.40 per share pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801. The issuance of these shares was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

	2.	During the nine-month period ended January 31, 2008, the Company issued 137,500 shares at $0.20 per share upon the exercise of stock options for proceeds of $27,500.

3.

During the nine-month period ended January 31, 2008, the Company issued 40,000 shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000. The issuance of these shares was exempt from registration pursuant to Regulation S and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. .

4.

On November 26, 2007, in accordance with the terms of the option agreement between the Company and each of the two shareholders of Power Telecom Limited (Mr. Samuel Kam [“Kam”] and Biotonus Clinique Bon Port (Hong Kong) Limited [“Biotonus”]), the Company issued 10,000,000 common shares to the two shareholders of Power Telecom to acquire 20% of Power Telecom as follows: 9,995,000 shares of IAS common stock issued to Biotonus, and 5,000 shares of IAS common stock issued to Kam, (also our Vice President Internet Development), In addition, 1,000,000 common shares were issued as a finder’s fee. The fair value of the total shares issued is $4,015,000. The sales of these shares were made to non-U.S. residents, which were exempt pursuant to Regulation S under the Securities Act of 1933, as amended (the "Act"). Each certificate representing the securities issued bears a legend restricting transfer

5.

Subsequent to January 31, 2008, the Company issued 33,000 shares at $0.40 per share pursuant to a private placement for gross cash proceeds of $13,200. The issuance of these shares was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

6.

Subsequent to January 31, 2008, in March 2008, we exercised the second option in accordance with the terms of the option agreement between the Company and each of the two shareholders of Power Telecom Limited (Kam and Biotonus)], whereby the Company issued an aggregate of 10,000,000 common shares to the two shareholders of Power Telecom to acquire a further 20% of Power Telecom (total holding by the Company to date is now 40%) as follows: 9,995,000 shares of IAS common stock issued to Biotonus, and 5,000 shares of IAS common stock issued to Kam, (also our Vice President Internet Development), In addition, 1,000,000 common shares were issued as a finder’s fee. The sales of these shares were made to non-U.S. residents, which were exempt pursuant to Regulation S under the Act. Each certificate representing the securities issued bears a legend restricting transfer.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of John G. Robertson, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of James Vandeberg, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2008	IAS Energy, Inc.

By: /s/ John G. Robertson
John G. Robertson, Chairman of the Board,
President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ James Vandeberg
James Vandeberg, Chief Operating
Officer and Chief Financial Officer