Form 10KSB
period 2008-04-30
IAS ENERGY, INC.
filed 2008-08-28
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Fiscal Year Ended April 30, 2008

COMMISSION FILE NO. 0-21255

IAS ENERGY, INC.
(Name of small business issuer as specified in its charter)

OREGON	91-1063549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

240 – 11780 HAMMERSMITH WAY
RICHMOND, BRITISH COLUMBIA V7A 5E9, CANADA
(Address, including postal code, of registrant's principal executive offices)

(604) 278-5996
(Telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each Exchange on which registered:

Common Stock, no par value	NASD Over the Counter Bulletin Board

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of
the Securities Act: Yes [   ]   No [X]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d)
of the Act: Yes [   ]   No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB: Yes [   ]   No [X]

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Larger accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [X]

State the issuer’s revenues for its most recent fiscal year: $20,201– Oil and Gas Revenue

The aggregate market value of the voting stock held by non-affiliates of the registrant on August
11, 2008, computed by reference to the price at which the stock was sold on that date: $5,723,101.

The number of shares outstanding of the registrant's Common Stock, no par value, as of fiscal year ended April 30, 2008 and August 11, 2008 was 58,408,039 and 69,913,387, respectively.

Documents incorporated by reference: See Exhibits.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

IAS ENERGY, INC.

FORM 10-KSB

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

IAS Energy, Inc. (formerly IAS Communications, Inc.) (referred to herein as “the Company, IAS, us, we, our") is a development stage company incorporated in the state of Oregon in 1994. Our principal business operations have historically been conducted in Indiana and B.C. Canada. Our principal business operations have included the acquisition and exploration of oil and gas interests in North America and the commercialization of an antenna technology.

We are presently pursuing our option to acquire up to a 100% interest in Power Telecom Limited of Hong Kong. Power Telecom Limited owns the rights to the Chinese web site www.video1314.com.

BUSINESS OF THE ISSUER

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To April 30, 2008, revenue from the wells was approximately $40,512. During the fiscal year ended April 30, 2008, the Company received/accrued $2,996 of revenue from the wells. The approximately 496,000 shares of restricted common stock issuable at April 30, 2008 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $143,338 in obligation to issue shares. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves.

On November 3, 2005, we entered into a letter of intent to purchase a 37.5% net revenue interest in a producing oil well in Overton and Clay County, Tennessee, for consideration of $400,000. We also entered into a letter of intent to drill two exploration wells in the Overton and Clay County, Tennessee. In January 2006, we decided not to proceed with this project.

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in 4 gas wells by paying $185,000 per well and had the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18 month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI. The first three wells were paid and drilled during the year. During the fiscal year ended April 30, 2008, the option for the additional 20 wells expired. On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells.

On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled, as part of a private placement, to three related parties pursuant to private placement subscription agreements, leaving the Company with a 40% working interest (24% net revenue interest).

Due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells, the total cost of $273,426 (2007 - $nil) was impaired and charged to operations during he period ended April 30, 2008.

Video1314

On October 23, 2007 we entered into a letter of intent (“LOI”) with each of the two shareholders of Power Telecom Limited (“Power Telecom”), a company incorporated in Hong Kong, to acquire up to a 100% interest in Power Telecom, which owns a 100% beneficial interest in www.video1314.com (“Video 1314”) a Chinese Web 2.0 platform similar to YouTube (www.youtube.com).

Video1314 is a fast growing Chinese Web 2.0 platform (similar to www.youtube.com) that allows users to share videos, music, and audio as well as sell goods and services using videos in its marketplace. Since its launch, Video1314 has attracted millions of users and is fast becoming one of Asia’s top Web2.0 destinations. Video1314 currently serves the Greater China region, which includes mainland China, Hong Kong, Macau and Taiwan. The features of the site are focused on free online photo, video and audio sharing; a marketplace to buy and sell goods using video, photo and audio technologies; and online educational gaming.

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

Samuel Kam has been in investment consultancy, business management, acquisition in real estate, trading, manufacturing and the travel industry between 1986 and 1995. From 1987 to 1992 in Canada, he was president of Samabill Transworld Investments Inc., which was in investment consultancy. In 1990, he purchased Soficomex Development Corp. in Canada. As their president from 1990 to 1996, he developed the company into a major airline consolidator in Eastern Canada. Mr. Kam was among the first group of pioneers in the Internet industry in Hong Kong. In early 1996, he founded PowerNet Internet Group in Hong Kong, a leading ISP rated as the top three best ISPs in Hong Kong in 1999 by PC World. In 2000 he founded PowerNetix Limited, one of the most advanced Internet data centres offering up to Layer 7 application controls. He has been instrumental in developing many advanced services and products, particularly global VPN products and utility computing over the Internet. He has developed a specialty in network operations, management and product development. In 2003, he co-founded Power-All Networks Ltd, which specializes in cluster based computing and data centre in a box solutions. In 2007, he founded Video1314, which aims to become one of the top Internet sites in Asia and China.

On November 26, 2007 we entered into an option agreement (“Option Agreement”) with each of the two shareholders of Power Telecom Limited, (Mr. Samuel Kam [“Kam”] and Biotonus Clinique Bon Port (Hong Kong) Limited [“Biotonus”]; together Kam and Biotonus shall be referred to as the “Vendors”) and Power Telecom Limited, to acquire up to a 100% interest in Power Telecom.

Pursuant to the Option Agreement, the Vendors granted the Company a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom. The Company may issue up to 50 million shares of common stock of the Company in exchange for up to all outstanding shares of Power Telecom held by the Vendors. Additionally, the Company may invest up to an aggregate of $650,000 cash in Power Telecom as a capital contribution. On October 23, 2007, pursuant to the LOI, we paid Power Telecom the sum of $50,000 towards the $650,000 aggregate capital contribution.

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

On November 26, 2007 we exercised the first option, made a payment of $50,000, issued 10 million shares of our common stock to the Vendors, and earned a 20% interest in Power Telecom. Additionally, we issued one million shares of our common stock to Ramon Mabanta as a finder’s fee.

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

On March 5, 2008, we exercised the second option, made a payment of $100,000, and issued 10,000,000 common shares to acquire a further 20% interest in Power Telecom for a total holding of 40%. Additionally, we issued one million shares of our common stock to Ramon Mabanta as a finder’s fee. The due date of the issuance of shares for the third option was extended to August 15, 2008.

Competition

Oil and Gas
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

Video 1314
With the investment and our ownership in Video 1314, we operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information, and entertainment services integrated into other products and media properties.

We compete for users and advertisers with many other providers of online services. The principal competitive factors relating to attracting and retaining users include the usefulness, accessibility, reach, integration, and personalization of the online services that we offer, and the overall user experience.

The most significant competition is from Baidu, Alibaba, Yahoo! China, Google China, Tudou and Youku.

In this Chinese market, we also compete with local portals that are predominantly supported by local telecommunication providers or local providers of specific locally designed and marketed Internet services, some of which may have a potential competitive advantage due to an existing direct billing relationship with their users.

Material effects of Government Regulation

Oil and Gas
The oil and natural gas industry is subject to extensive controls and regulations imposed by various levels of government. We do not expect that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas industry participants of similar size.

Video 1314
Our business interest and operations in Power Telecom and Video 1314 are conducted in China. China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, we may be adversely affected by government control over video sharing and the Internet. In December 2007, the Chinese Government issued new rules which held that in order to operate, video-sharing sites must be part state-owned. Regulators later issued guidance that some privately run sites may continue if they were given licenses and agreed to abide by content restrictions. Such measures may cause a decrease in the level of activity in media sharing web sites in China, which in turn could adversely affect us.

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

BUSINESS RISKS

We are a developmental stage company and have suffered recurring operating losses.

We were incorporated in Oregon on December 13, 1994. We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. The Company had oil and gas revenue of $20,201 during the year ended April 30, 2008, but it is not likely that we will be able to generate sufficient revenue in the future. We also had a working capital deficiency of $678,031 as at April 30, 2008, which our auditors have stated raises substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activities is dependent upon our successful efforts to raise additional equity financing, or receive funding from affiliates and controlling shareholders.

We have and will continue to have a need for additional financing.

We have experienced significant working capital deficiencies and negative cash flows in the past. Our ability to continue in business depends upon our continued ability to obtain working capital. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed, and upon acceptable terms and conditions could have a material adverse effect upon us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result.

We are controlled by current insiders and affiliates of the Company.

Approximately 45,000,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 64.41% of the total voting power, with 28.61% to be voted specifically for the election of directors by the shareholders of Power Telecom.

If we continue to exercise our options to acquire Power Telecom, this could result in additional dilution to shareholders, lead to a change of control, and expose us to unknown liabilities.

If we continue to exercise our options to acquire up to 100% of the shares of Power Telecom and issue additional common shares this will dilute your shareholding in the Company and could result in a change of control. In addition, this could also lead to large and immediate non-cash charges that can have an adverse effect on our results of operations. There are risks associated with the acquisition of an internet-related business, which is a business in which management and the board of directors have no or little direct prior experience and where competitors in such markets have stronger market positions. In addition, despite the experience of our Vice President, Internet Development, our management and board of directors may lack experience operating an internet-related business in China. Further, we cannot assure you the anticipated benefits of any future acquisition, investment or business relationship would be realized or that it would not be exposed to unknown liabilities. We may also become subject to adverse legal and accounting consequences with the acquisition of a company incorporated and operating in China.

As we continue to expand our business purposes, we may require additional key personnel.

At the present, the Company employs no full time employees. The success of the Company's business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business may be materially and adversely affected.

We are uncertain of our ability to manage growth.

Our ability to achieve our planned growth is dependent upon a number of factors including our ability to hire, train and assimilate management and other contractors or employees, the adequacy of our financial resources, our ability to identify and efficiently provide such new products and services as our customers may require in the future and our ability to adapt our own systems to accommodate expanded operations. In addition, there can be no assurance that we will be able to achieve our planned expansion in oil and gas exploration and Video1314 or that we will be able to manage such expanded operations successfully. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on us.

Our present management devotes part-time attention to the Company which may result in conflicts of interest.

The present officers and directors of the Company have other full-time positions or part-time employment which is unrelated to the Company. Some officers and directors will be available to participate in management decisions on a part-time or as-needed basis only. Management of the Company may devote time to other companies or projects which may compete directly or indirectly with the Company (see “Directors and Officers” herein).

Indemnification of officers and directors for securities liabilities.

The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Oregon Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Company would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the 1933 Act and is therefore, unenforceable (See "Indemnification" herein).

General Factors.

The Company's areas of business may be affected from time to time by such matters as changes in general economic conditions, changes in laws and regulations, taxes, tax laws, prices and costs, and other factors of a general nature which may have an adverse effect on the Company's business (See "Business" herein).

Cumulative Voting, Preemptive Rights and Control.

There are no preemptive rights in connection with the Shares of Common Stock. Shareholders may be diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of directors is not permitted. Accordingly, the holders of a majority of the shares of Common Stock present in person or by proxy will be able to elect all of the Company's Board of Directors.

Regulatory developments may result in increased costs.

We are subject to securities regulation in the jurisdictions in which we operate. We may incur increased costs for expenses necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

RISKS SPECIFIC TO THE OIL AND GAS INDUSTRY

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

RISKS RELATED TO VIDEO SHARING AND THE INTERNET

Our business depends on the continued growth and maintenance of the Internet infrastructure.

The success and the availability of our Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity and security. Spam, viruses, worms, spyware, denial of service attacks, phishing, and other acts of malice may affect not only the Internet’s speed, reliability and availability but also its continued desirability as a vehicle for commerce, information and user engagement. If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, user and advertiser relationships, site traffic and revenues, if any, could be adversely affected.

We face significant competition from large-scale Chinese Internet content, product and service aggregators, including Baidu, Alibaba, Yahoo! China, Google China, Tudou and Youku.

We face significant competition from companies, principally Baidu, Alibaba, Yahoo! China, Google China, Tudou and Youku that have aggregated a variety of Internet products, services and content in a manner similar to Video 1314. The principal competitive factors relating to attracting and retaining users include the usefulness, accessibility, reach, integration, and personalization of the online services that we offer, the quality and relevance of our search results, and the overall user experience. In this Chinese market, we also compete with local portals that are predominantly supported by local telecommunication providers or local providers of specific locally designed and marketed Internet services, some of which may have a potential competitive advantage due to an existing direct billing relationship with their users. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, or publishers, then our revenues, if any, and growth rates could decline.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business. Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, we may be adversely affected by government control over internet and on-line entertainment and services. In December 2007, the Chinese Government issued new rules which held that in order to operate, video-sharing sites must be part state-owned. Regulators later issued guidance that some privately run sites may continue if they were given licenses and agreed to abide by content restrictions. Such measures could adversely affect us.

Our Chinese operations are subject to increased risks which could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to generate revenues from our Chinese operations and expand our international market position, there are certain risks inherent in doing business in China, including:

  difficulties in developing, staffing and simultaneously managing a number of varying foreign operations as a result of distance, language, and cultural differences;

  stringent local labor laws and regulations;

  political or social unrest or economic instability;

  risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and

  potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results, and financial condition.

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

The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us or our competitors concerning products, technology, governmental regulatory actions, other events affecting oil and gas companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially. At present, only a limited public market exists for the Common Stock on the OTC Bulletin Board maintained by the National Association of Securities Dealers and there is no assurance that a more active trading market will develop, or, if developed, that it will be sustained. A shareholder of our common shares may, therefore, find it difficult to resell their common shares should he or she desires to do so.

Dilution.

Sales of additional equity securities may dilute, on a pro rata basis, the value of our common shares. The grant and exercise of warrants or stock options would also likely result in a dilution of the value of our common shares. In addition, we may grant additional stock options or other forms of equity-based incentive compensation to attract and retain personnel. We also may in the future offer equity participation in connection with the obtaining of non-equity financing, such as debt or leasing arrangements accompanied by warrants to purchase our equity securities. Any of these actions could dilute the value of our common shares.

If we continue to exercise our options to acquire up to 100% of the shares of Power Telecom and issue additional common shares this will dilute your shareholding in the Company and could result in a change of control. In addition, this could also lead to large and immediate non-cash charges that can have an adverse effect on our results of operations.

Our Option Agreement with the two sole shareholders of Power Telecom and the option for the issuance of shares hereunder may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

In November 2007 we entered into an option agreement to acquire up to a 100% interest in Power Telecom, whereby the Company may issue up to 50 million shares of common stock of the Company, and up to an aggregate of $650,000 cash, in exchange for up to all outstanding shares of Power Telecom, if the Company elects to exercise all available options. As of August 13, 2008, we have exercised the first three options and issued 33 million shares of common stock.

The resale by the two sole shareholders of Power Telecom (“Vendors”) of the common stock that it acquires from us will increase the number of our publicly traded shares, which could depress the market price of our common stock. The issuance of shares to the Vendors will therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Restrictions on Transferability

A substantial number of the Company’s presently outstanding shares of Common Stock, are "restricted" securities and, may be sold in compliance with Rule 144 adopted under the 1933 Act or Regulation S if certain requirements are met. Rule 144 provides, in essence, that after six months from the date of acquisition, a person, including affiliates, of the Company are allowed unlimited public resales under Rule 144 provided that current public information about the Company is available. After one year, a non-affiliate is allowed unlimited public resales under Rule 144 and need not comply with any other Rule 144 requirements. After the six-month holding period, affiliates may resell in accordance with all Rule 144 requirements, which include: the provision for current public information about the Company; volume limitations; manner of sale requirements for equity securities; and filing of Form 144.

Investors should be aware of the possibility that sales under Rule 144 or shares issued pursuant to Regulations S may, in the future, have a depressing effect on the price of the shares of Company's common stock.

Dividend Policy

As of the date of this Form 10-KSB, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock for the foreseeable future.

We have not adopted any anti-takeover provisions.

At the present time, our Board of Directors has not adopted any shareholder rights plan or any anti-takeover provisions in our Charter or Bylaws.

Our securities are subject to the requirements of the SEC with regard to low-priced securities.

The Company's securities are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Company’s securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

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

ICI entered into an option agreement with SMR Investment Ltd., ("SMR") a corporation owned by Sue Robertson, the wife of John Robertson, the Company's President, Chief Executive Officer and a member of the Board of Directors ("Robertson"), dated November 18, 1994, and amended December 16, 1994 (the “Option Agreement"). The Option Agreement provided that ICI would issue a sublicense to SMR for the CTHA subject to the payment of $250,000; a 3% royalty from gross sales; and shares in a subsequent public entity. SMR and Robertson organized the Company as a result. ICI retained all military and governmental applications and resulting procurement interests. The contract period relating to the three- percent royalty to be paid to ICI commences when sales are made by us and continues during the life of the Option Agreement. The term of the Option Agreement is perpetual as is the ICI License.

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

On July 29, 1997, we announced that the second US patent had been granted on the CTHA. This patent broadened the protection we already had for the CTHA by encompassing several different geometries not specifically covered by the first patent.

On March 17, 2005, we entered into a Non-Exclusive License Agreement with WVURC regarding the CTHA technology sublicense. IAS and WVURC agree to license the CTHA technology back to IAS on a nonexclusive basis for the worldwide rights. IAS will continue to pay a minimum royalty fee of US$3,000 to WVURC and a royalty of 10% of the net sales, whichever is greater.

In addition, effective March 17, 2005, we entered into a settlement and release agreement with West Virginia University Research Corporation. WVRUC agreed to waive the US$315,778.50 research and development payment due from IAS in consideration for the termination of the IAS sublicense agreement with ICI. IAS will unconditionally release and discharge WVURC and related parties from all claims IAS may have against them.

RESEARCH AND DEVELOPMENT

We spent $3,000 in 2008 on research and development as compared to $3,000 in 2007. Research and development is required to keep the Non-Exclusive License Agreement with WVURC regarding the CTHA technology license in good standing.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

We currently employ no full-time employees and utilize contractors as required.

ITEM 2.       DESCRIPTION OF PROPERTY

Our executive offices are located at #240-11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, and the telephone number is (604) 278-5996. We share this office space with companies with related directors and officers. The Company occupied this space rent-free during the fiscal year.

Oil and Gas Properties

Refer to Item 1. Business of the Company for further information on our oil and gas properties.

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

On April 7, 2008, the Company entered into an agreement to dispose of its interest in the three Kentucky gas wells to Teryl Resources Corp. In consideration, the Company received a deposit of $25,000 with the balance to be determined following the preparation of an independent valuation report by a qualified petroleum geologist. All revenues from these wells will be received by Teryl upon execution of this agreement. Subsequent to year-end, both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells. As such, the $25,000 paid to the Company is due to Teryl.

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

ITEM 3.       LEGAL PROCEEDINGS

To the best of the knowledge of our Officers and Directors, neither the Company nor any of our Officers and Directors is party to any material legal proceeding or litigation other than as described below. Further, our Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of our Officers and Directors has been convicted of a felony and none has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office. To the best of the knowledge of our Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

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

On March 17, 2005, the Company entered into a non-exclusive license agreement with WVURC for the development, manufacture, use and sale of the CTHA technology. The agreement was retroactively effective on January 15, 2005. The terms of the non-exclusive sublicense agreement are as follows:

(i)	The Company will pay a license fee of $3,000 for each calendar year, payable on or before January 15 of each year (paid).

(ii)	The Company will pay a royalty of 10% of net sales.

(iii)	The Company will pay a royalty of 50% of all other sublicense revenues.

All royalties in items (ii) and (iii) are payable within 30 days of each calendar quarter. The terms of the agreement remain in effect until the expiration of the last patent to expire that is included in the CTHA technology.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

	Bid Price*		Asked Price*
	High $	Low $	High $	Low $
Quarter Ended July 31, 2006	0.45	0.32	0.52	0.38
Quarter Ended October 31, 2006	0.40	0.25	0.50	0.30
Quarter Ended January 31, 2007	0.33	0.15	0.51	0.25
Quarter Ended April 30, 2007	0.24	0.15	0.35	0.20
Quarter Ended July 31, 2007	0.53	0.15	0.56	0.18
Quarter Ended October 31, 2007	1.10	0.23	1.11	0.24
Quarter Ended January 31, 2008	1.36	0.35	1.37	0.37
Quarter Ended April 30, 2008	0.39	0.20	0.40	0.24

_________
* All prices are in U.S. dollars.

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of August 11, 2008 there were 69,913,817 shares of Common Stock outstanding, held by 140 shareholders of record.

The following table shows the high and low closing bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	Bid Price
Month	High*	Low*
2008, July	$0.25	$0.16
2008, June	$0.231	$0.1785
2008, May	$0.235	$0.215
2008, April	$0.27	$0.20
2008, March	$0.32	$0.20
2008, February	$0.39	$0.32

_________
* All prices are in U.S. dollars.

(Information provided by The Over The Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

DIVIDEND POLICY

To date we have not paid any dividends on our Common Stock and do not expect to declare or pay any dividends on such Common Stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
• 1999 Amended Stock Option Plan (1) and 2007 Stock Option Plan (2)	2,212,500	$0.29	1,569,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

The Company has a Stock Option Plan to issue up to 2,500,000 shares to certain key directors and employees, approved and registered October 2, 1996, and amended, the “1999 Amended Plan” as approved by the board of direction on May 28, 1999. Pursuant to the 1999 Amended Plan, the Company has granted stock options to certain directors and employees.

(2)

The Company has a further Stock Option Plan to issue up to a further 2,000,000 shares to certain key directors and employees, the “2007 Plan” as approved by the board of direction on October 22, 2007. Pursuant to the 2007 Plan, the Company has granted stock options to certain directors and employees.

(3)	The price reflects the weighted average exercise price of those options which are vested and exercisable.

(4)	The weighted average exercise price of those options which are exercisable (512,500 options) is $0.30.

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended (the “1999 Amended Plan”). Pursuant to the 1999 Amended Plan, the Company has granted stock options to certain directors and employees and registered them on Form S-8 with the Securities and Exchange Commission.

On October 22, 2007, the Company approved the 2007 Stock Option Plan (the “2007 Plan”) to issue up to 2,000,000 Class “A” common shares to directors and employees and registered them on Form S-8 with the Securities and Exchange Commission.

All options granted by the Company under the 1999 Amended Plan have the following vesting schedule: These options vest as follows:

(i)	25% of the options vest upon granting of the option; such initial exercise is referred to as the “First Vesting”;

(ii)	The second 25% of the options vest 90 days from the date of exercise of the First Vesting; such second vesting is referred to as the “Second Vesting”;

(iii)	The third 25% of the options vest 90 days from the date of the exercise of Second Vesting; such third vesting is referred to as the “Third Vesting”;

(iv)	The fourth and final 25% of the options vest 90 days from the date of exercise of the Third Vesting; and.

(v)	The options expire 60 months from the date of grant.

During the fiscal year ended April 30, 2008, the Company granted 1,000,000 options in accordance with the terms of the Power Telecom Option Agreement. These options were granted under the 2007 Plan and have the following vesting schedule:

(i)	12.5% of the options vest on the day that the Company issues ten million of its shares to Power Telecom as per the option agreement. Refer to Note 11.

(ii)	Every 90 days thereafter, an additional 12.5% of the grant shall vest; and

(iii)	The options expire 60 months from the date of grant.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities, except as specified below. See the Statement of Stockholders’ Equity and the Notes to our audited financial statements for the fiscal year ended April 30, 2008 for more information on recent sales of unregistered securities.

(1)

On March 5, 2008, in accordance with the terms of the Option Agreement with Power Telecom as described in Item 1. Business of the Company, the Company issued 10,000,000 Class “A” common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class “A” common shares were issued as a finder’s fee. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales, which were all to non-U.S. residents, were exempt pursuant to Regulation S under the Act.

(2)

On February 12, 2008, the Company issued 33,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $12,704, net of issue costs of $496. Each unit consists of one Class “A” share and one warrant. Each warrant enables the holder to purchase an additional share at an exercise price of $0.50 per share for one year after closing date. This offering was exempt from registration under Rule 506 and Section 4(2) of the Act. Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

(3)

On January 28, 2008, the Company issued 25,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801. Each unit consists of one Class “A” share and one warrant. Each warrant enables the holder to purchase on additional share at an exercise price of $0.50 per share for one year after closing date. This offering was exempt from registration under Rule 506 and Section 4(2) of the Act. Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer.

(4)

On November 26, 2007, in accordance with the terms of the Option Agreement with Power Telecom as described in Item 1, Business of the Company, the Company issued 10,000,000 Class “A” common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class “A” common shares were issued as a finder’s fee. This offering was exempt from registration under Rule 506 and Section 4(2) of the Act. Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales, which were all to non-U.S. residents, were exempt pursuant to Regulation S under the Act.

(5)

On October 29, 2007, the Company issued 49,500 Class “A” shares for services with a fair value of $42,075. This offering was exempt from registration under Rule 506 and Section 4(2) of the Act. Each certificate representing securities issued bears a legend restricting transfer.

(6)

On August 31, 2007, the Company issued 100,000 units, each unit consisting of one Class “A” share and one share purchase warrant, for services. Each warrant entitles the holder to acquire one additional Class “A” share for $0.40, until August 31, 2009. The fair value of the shares and warrants were $32,000 and $18,681, respectively. This offering was exempt from registration under Rule 506 and Section 4(2) of the Act. Each certificate representing securities issued bears a legend restricting transfer.

(7)

During the fiscal year ended April 30, 2008, the Company issued 40,000 Class “A” shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act. Each certificate representing securities issued to the investors bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales of $16,000 were exempt pursuant to Regulation S under the Act.

Refer to the Notes 8, 9, 10 and 11 to our audited financial statements for the years ended April 30, 2008 and April 30, 2007 for future commitments to issue unregistered securities.

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

PLAN OF OPERATIONS

We were incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. Our principal business operations are conducted in British Columbia, Canada.

We are a development stage company, formerly engaged in the acquisition and exploration of oil and gas interests in North America, and the commercialization of an antenna technology. We are presently pursuing our option to acquire up to a 100% interest in Power Telecom Limited of Hong Kong. Power Telecom Limited owns the rights to the Chinese web site www.video1314.com. Video1314 is a fast growing Chinese Web 2.0 platform (similar to www.youtube.com) that allows users to share videos, music, and audio as well as sell goods and services using videos in its marketplace. Since its launch, Video1314 has attracted millions of users and is fast becoming one of Asia’s top Web2.0 destinations. Video1314 currently serves the Greater China region, which includes mainland China, Hong Kong, Macau and Taiwan. The features of the site are focused on free online photo, video and audio sharing; a marketplace to buy and sell goods using video, photo and audio technologies; and online educational gaming. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficiency of $678,031 as at April 30, 2008, which our auditors have stated raises substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders.

This review of the results of operations should be read in conjunction with our audited financial statements for the years ended April 30, 2008 and April 30, 2007.

Results of Operation for the Year Ended April 30, 2008 ("2008") as compared to the Year Ended April 30, 2007 ("2007")

During 2008 the Company had revenue of $20,201 from operations as compared to $24,060 for 2007.

The Company had a net loss of $945,351 in 2008, compared to a net loss of $24,619 in 2007, which includes an increase in operating expenses of $532,357 to $630,441 in 2008 as compared to $98,084 in 2007. The increases in 2008 were mainly due to an increase in professional fees of $271,893 and an increase in office expenses of $254,528.

Our office expenses increased by $254,528 to $292,408 in 2008 as compared to $37,880 in 2007. This increase was due to stock-based compensation for investor relations expenses.

Fees payable to our transfer agent increased from $1,727 during the fiscal year ended April 30, 2007 to $8,797 in 2008 due to the Company’s shareholders’ meeting held during the first quarter of fiscal 2008. The Company did not hold a shareholders’ meeting during fiscal 2008. Professional fees increased by $271,893 to $322,578 in 2008 from $50,685 in 2007 mainly as a result of due diligence and completion of the Option Agreement with Power Telecom Limited.

We recorded an increase in stock-based compensation of $41,961 to $90,671 in 2008 as compared to $48,710 in 2007. This was due to the vesting of stock options and issue of new stock options.

During the fiscal year ended April 30, 2007, the Company extended the term on 1,200,000 options for a further five years. The fair value of the original options was deducted from the fair value of the modified options for a difference of $194,840. During the fiscal year ended April 30, 2008, $4,059 (April 30, 2007, - $48,710) stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $142,071 of unrecognized compensation cost related to the non-vested stock options held by employees will be recognized over future periods.

During the fiscal year ended April 30, 2008, the Company granted 1,000,000 options in accordance with the terms of the Power Telecom Option Agreement as described in Note 11 of the financial statements. During the fiscal year ended April 30, 2008, $66,988 stock-based compensation expense was charged to operations, and the balance of $200,966 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

We had a decrease in gain on sale of available-for-sale securities of $100,830 to $1,920 in 2008 as compared to $102,750 in 2007. This was due to the decrease in the sale of securities available-for-sale.

The gain on the write-off of payables of $nil in 2008 as compared to $9,101 in 2007, was due to the Company reaching settlement arrangements with long outstanding accounts payable to reduce and settle the amounts owing to the creditors. Accordingly, the Company recorded a gain equal to the amount of the accounts payable reduction.

As at April 30, 2008, the Company owed related companies controlled or significantly influenced by the President of the Company $830,021 (April 30, 2007 - $458,497) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at April 30, 2008, the Company was owed by related companies controlled or significantly influenced by the President of the Company $21,139 (April 30, 2007 - $32,357) comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

The Company’s oil and gas wells located in Burleson County, Texas are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $196,763 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the fiscal year ended April 30, 2008, $80,892 (2007 - $62,446) of impairment loss was incurred. The approximately 496,000 shares of restricted common stock issuable at April 30, 2008, pursuant to an agreement with a private company controlled by the President of the Company to issue up to 1,000,000 shares of common stock at the rate of one share for every $0.10 of revenue from the wells, have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $143,338 in obligation to issue shares.

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18-month period at a price to be agreed upon. During the fiscal year ended April 30, 2008, the option for the additional 20 wells expired. Each well is subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI. The first three wells have been paid for and drilled to date. On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm-out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells. On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of a financing agreement.

To April 30, 2008, the Company’s portion of the revenue from the wells was approximately $31,697. During the fiscal year ended April 30, 2008, the Company received/accrued $17,205 of revenues from the wells, and recorded depletion of $1,470 on capitalized costs relating to this area.

Due to the difficult of obtaining an independent valuation report due to the vertical fracture of the wells, the total cost of $273,426 (2007 - $nil) was impaired and charged to operations during the fiscal period ended April 30, 2008.

We had a basic and diluted loss of $0.02 per share in 2008 compared to a diluted net loss per share of $nil for 2007.

LIQUIDITY AND CAPITAL RESOURCES

In the past, we have derived most of our development and operating capital primarily from the issuance of capital stock. We have also received minimal revenue from our oil and gas wells.

We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties. Although we intend to continue utilizing these sources, there has been no assurance in the past that these sources and methods would continue to be available in the future.

We received funding in 2008 from our affiliated companies (common officers and directors). The total amount owing to related parties is $830,021 or 89% of total current liabilities as at April 30, 2008. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

The audited financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to the fiscal year ended April 30, 2008, we received subscriptions pursuant to a private placement for cash proceeds of $4,000.

We anticipate that our estimated cash requirements for the fiscal year ending April 30, 2009 will remain approximately $450,000 being the same as our previous cash requirements of $450,000 incurred during the fiscal year ended April 30, 2008 for operational expenses. Expenditures for future option exercises for Video1314 during fiscal 2009 cannot be specifically confirmed as of the date of this 10-KSB, as the Company shall determine if it will continue to exercise the options, which may be dependant upon our ability to raise sufficient capital to accomplish these option exercises.

In the event that no other sources of capital were available to us in the future, on a reasonable financial basis, we would face the same obstacles as many small, undercapitalized companies do, and, in the worst case, we could be forced to reorganize or liquidate, either of which consequence would likely have an adverse financial effect upon our shareholders.

During 2008 we financed our operations and received $320,324 as follows:

(i)	financial support from related parties in the amount of $244,917. These amounts are unsecured, non-interest bearing and due on demand;
(ii)	$65,403 from the issuance of shares of common stock; and
(iii)	$4,000 from subscription for shares of common stock.

During 2008 we invested these funds as follows:

(i)	$134,064 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2008;
(ii)	$200,000 was used as capital for Power Telecom; and
(iii)	$2,240 was received from sale of available-for-sale securities.

As at April 30, 2008, our cash position was $785 as compared to $12,285 in 2007, and our working capital deficit was $678,031.

During 2007 we financed our operations and received $385,000 as follows:

(i)	financial support from related parties in the amount of $185,000. These amounts are unsecured, non-interest bearing and due on demand; and
(ii)	$200,000 from the issuance of shares of common stock.

During 2007 we invested these funds as follows:

(i)	$82,400 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2007;
(ii)	$277,500 was invested in oil and gas properties; and
(iii)	$13,000 was used in the purchase of securities.

As at April 30, 2007, our cash position was $12,285 as compared to $313 in 2006, and our working capital deficit was $243,546.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 2,212,500 shares may be exercised for potential proceeds of $641,625. Warrants with respect to 368,000 shares may be exercised for potential proceeds of $154,560. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

ITEM 7:       FINANCIAL STATEMENTS

Our financial statements are included and begin immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the President (our principal executive officer), and the Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report (the “evaluation date”). Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report, our President and Chief Financial Officer have concluded that, as of such date, the disclosure controls and procedures were effective at the reasonable assurance level with respect to such disclosure controls and procedures being designed to ensure that information relating to the Registrant required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Additionally, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our President, and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal year ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the evaluation date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of the evaluation date.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 8B.     OTHER INFORMATION.

None.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company:

Name	Age	Position

John G. Robertson	67	Principal Executive Officer, President, Chairman of the Board and Member of the Board of Directors
Jennifer Lorette	36	Secretary and Member of the Board of Directors
James Vandeberg	64	Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors

All our Directors have served since the formation of the Company in December 1994, except for James L. Vandeberg, who was appointed to the Board of Directors in November 1998. The Executive Officers were elected on February 4, 1995, except for James L. Vandeberg, who was appointed as Chief Operating Officer on August 1st, 1999, and Chief Financial Officer in November 2001. All officers currently devote part-time to our operations.

There are no family relationships between any director or executive officer and any other director or executive officer.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson - President, Principal Executive Officer and a Member of the Board of Directors

Mr. Robertson has been the President and Principal Executive Officer and a Director of the Company since its formation. Mr. Robertson has been Chairman, President and Chief Executive Officer of REGI U.S., Inc. since July 1992. Since October 1984 Mr. Robertson has been President and a Director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange and OTC BB that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. REGI U.S. owns the U.S. rights to the Rand Cam (TM) technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S. Since June 1997 Mr. Robertson has been President, Principal Executive Officer and a Director of Information-Highway.com, Inc., an inactive Florida corporation traded on the PinkSheets, and its predecessor. He is also the President and Founder of Teryl Resources Corp., a public company trading on the TSX Venture Exchange and the OTC BB involved in gold, and oil and gas exploration. He is also President of Linux Gold Corp., a public company trading on the OTC Bulletin Board. Since May 1977 Mr. Robertson has been President and a member of the Board of Directors of SMR Investments Ltd., a British Columbia corporation engaged in the business of management and investment consulting.

James L. Vandeberg - Chief Operating Officer, Chief Financial Officer and a Member of the Board of Directors

Mr. Vandeberg became a Director of the Company in November 1998, its Chief Operating Officer in August 1999 and its Chief Financial Officer in November 2001. Mr. Vandeberg is an attorney in Seattle, Washington. He has served as our legal counsel since 1996. Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. Mr. Vandeberg was previously general counsel and secretary of two NYSE companies. He is a director of Information-Highway.com, Inc., an inactive Florida corporation traded on the Pink Sheets. He is also a director of REGI U.S., Inc., an Oregon corporation traded on the OTC Bulletin Board since November 1998 and its Chief Operating Officer since November 1999 and Chief Financial Officer since January 2006. Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the OTC Bulletin Board and the TSX Venture Exchange. Mr. Vandeberg has also been a director of ASAP Expo Inc. since May 2005. He is a member and former director of the American Society of Corporate Secretaries. He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Jennifer Lorette - Secretary and a Member of the Board of Directors

Ms. Lorette is a founder, and has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company since February 1995, and ceased to be the principal accounting officer in November 2001. Since June 1994 Ms. Lorette has been Vice President and director of REGI U.S., Inc., an Oregon corporation traded on the OTC Bulletin Board. Since April 1994 she has also been Vice President of Administration and Secretary for Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange and OTC BB that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Since June 1997 Ms. Lorette has been Executive Vice President and a Director of Information-Highway.com, Inc., an inactive Florida corporation traded on the PinkSheets, and its predecessor. Since June 1994 Ms. Lorette has also been Vice President and Secretary of Linux Gold Corp, a BC company which trades on the OTC BB. Since November 1997 Ms. Lorette has been Vice President of Teryl Resources Corp., a BC public company trading on the TSX Venture Exchange and the OTC BB involved in gold, and oil and gas exploration. She also became a director in February 2001.

Audit Committee

Our Audit Committee consists of the entire Board of Directors of the Company. None of the members of the Audit Committee are “independent directors”.

We do not currently have a financial expert on our audit committee due to our relatively small size. In 2008, we relied upon the services of a chartered accounting firm in Vancouver, BC, Canada, to prepare our interim unaudited quarterly financial statements. Also, we retained the services of Smythe Ratcliffe LLP, Chartered Accountants to perform the audit on our year-end financial statements and review of our quarterly financial statements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than Biotonus Clinique Bon Port (Hong Kong) Limited which provided no reports to us, no officer, director or beneficial owner of more than ten percent of our Common Stock failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

The Board of Directors does not have any committees. Our Board of Directors has not adopted a code of ethics that applies to our principal executive officer or principal financial officer. We believe that due to the small size of the Company and existing systems we have in place that there is no real benefit to having a formal code of ethics.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John G. Robertson President, Chief Executive Officer	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 40,592 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

________________
(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended April 30, 2008 for the fair value of stock options granted to each of our named executive officers calculated in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to option grants, refer to Note 8 of our financial statements and related notes. These amounts reflect only our accounting expense for these option grants and do not correspond to the actual value that will be recognized by our named executive officers. See the Outstanding Equity Awards at April 30, 2008 table below for more information on options held by the named executive officers.

A management fee of $2,500.00 per month is accrued for payment to Access Information Services, Inc., a corporation controlled by the Robertson Family Trust, the beneficiary of which is Kelly Wells, daughter of John G. Robertson.

The Company entered into an agreement with a professional law firm (the “Law Firm”) in which a partner of the firm is an Officer and Director of the Company. The Company agreed to pay a cash fee equal to 5% of any financings with parties introduced to the Company by the Law Firm. The Company also agreed to pay an equity fee equal to 5% of the equity issued by the Company to parties introduced by the Law Firm, in the form of options, warrants or common stock. The Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company, for legal services amounting to $27,191 (2007 - $7,315).

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To April 30, 2008, revenue from the wells was approximately $40,512, resulting in an obligation to the Company to issue approximately 496,000 shares of restricted common stock.

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

Mr. Robertson was granted options to purchase 1,000,000 shares of common stock at $0.20 per share. These options were previously due to expire on November 20, 2006. On October 20, 2006, the Board of Directors extended the expiry date to November 20, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information about outstanding equity awards held by our named executive officers as of April 30, 2008.

Option Awards (1)

Name	Number of Securities Underlying Unexercised Options granted (#) Exercisable	Number of Securities Underlying Unexercised Options granted (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration date
John Robertson	900,000	Nil	Nil	$0.20	November 20, 2011

(1)	There were no Stock Awards awarded to the named executive officers. Accordingly, this disclosure has been omitted.

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 11, 2008 our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Common	Percentage of Class
	Shares Owned	A Shares Owned
John G. Robertson, President and member of the Board of Directors [1][2]	21,459,518	30.69%
Access Information Services, Inc. [3]	12,467,508	17.83%
Robertson Family Trust [4]	20,425,218	29.12%
JGR Petroleum Inc. [5]	7,957,710	11.38%
SMR Investments [6]	4,417,252	6.32%
Jennifer Lorette Secretary/Treasurer [1] [7]	146,000	*
James L. Vandeberg [1][8], Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors	108,000	*
Shareholders of Power Telecom Limited [9][10]	20,000,000	28.61%
All Directors and Executive Officers as a Group [1][2][6][7][8]	25,030,770	35.80%

* Less than one percent of the issued and outstanding shares as at April 30, 2008 (58,418,039) and as at the date of this Form 10-KSB (69,913,817).

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1] These individuals are our Executive Officers and Directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2] Includes 12,467,508 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, 7,957,710 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust and 900,000 options, of which 250,000are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3] Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada.

[4] Includes 12,467,508 shares owned of record by Access Information Services, a corporation owned by the trust and 7,957,710 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust. The address of the Robertson Family Trust is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada.

[5] JGR Petroleum Inc. is a corporation owned by The Robertson Family Trust. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada

[6] SMR Investments is a corporation owned by Sue Robertson, the wife of Mr. Robertson. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada. Includes 25,000 warrants that are currently exercisable.

[7] Jennifer Lorette, a director, owns 71,000 common shares and includes 75,000 options of which 25,000 are currently exercisable.

[8] Includes 8,000 shares of common stock and 100,000 options of which 25,000 are currently exercisable. Mr. Vandeberg's address is 22344 NE 31st Street, Sammamish, WA 98074.

[9] Of these, 10,000 shares of IAS common stock were issued to Samuel Kam, our Vice President Internet Development, and one of the two shareholders of Power Telecom Limited. Mr. Kam is not an executive officer. Pursuant to Option Agreement dated November 26, 2007 between the Company and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited, of which Samuel Kam is a director, and Power Telecom Limited, Messrs. Samuel Kam and Biotonus Clinique Bon Port (Hong Kong) Limited covenant to vote their shares of the Company in favour of the composition of the Board of Directors of IAS as Mr. Robertson shall so direct in writing. Mr. Robertson disclaims beneficial ownership of these shares.

[10] Of these, 19,990,000 shares of IAS common stock were issued to Biotonus Clinique Bon Port (Hong Kong) Limited, one of the two shareholders of Power Telecom Limited. The beneficial owner of Biotonus Clinique Bon Port (Hong Kong) Limited is Samuel Kam who is also a director.

CHANGES IN CONTROL

Other than as follows, we know of no arrangements the operation of which may result in a change of our control.

Pursuant to the Option Agreement dated November 26, 2007 between the Company and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited and Power Telecom Limited, from the date of the Option Agreement until the earlier of the date that IAS has fully exercised the options under the Option Agreement and December 31, 2013, Messrs. Samuel Kam and Biotonus Clinique Bon Port (Hong Kong) Limited covenant to vote their shares of the Company in favour of the composition of the Board of Directors of IAS as Mr. Robertson shall so direct in writing. Mr. Robertson disclaims beneficial ownership of these shares (refer to our 8-K dated and filed with the SEC November 28, 2007).

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

The Company entered into an agreement dated April 6, 2005, with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. The Company agreed to issue up to 1,000,000 shares (issued – 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. Refer to Note 10 (a) to our financial statements.

To date, there have not been any transactions between us and our officers, directors, principal shareholders or affiliates other than as set forth above. We believe that the transactions described here were on terms more favorable to our officers, and directors, than otherwise could be obtained if such transactions were with non-related parties.

Director Independence

Our common stock is traded on the over-the-counter bulletin board. Therefore, we are not required to have independent members of the board of directors.

ITEM 13.      EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
3.4	Articles of Amendment May 2007	(7)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Specimen Debenture	(2)
10.1	Marketing Agreement between IAS and Information Highway.com, Inc.	(3)
10.2	Professional Service Agreement between IAS and Cadence Design Systems, Inc.	(3)
10.3	Consulting Agreement between IAS and Capital Research Group Inc.	(3)
10.4	License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.5	Amendment to License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
10.8	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly “World Tracking Technologies, Inc.)	(4)
10.9	JGR Petroleum, Inc. Interest in Oil and Gas Wells	(5)
10.10	West Virginia University Research Corporation Non-Exclusive License Agreement	(5)

10.11	West Virginia University Research Corporation Settlement and Release Agreement	(5)
10.12	Integral Concepts Inc. Settlement And Release Agreement	(5)
10.13	Joint Venture Agreement between IAS and Energy Source, Inc. May 4, 2006	(6)
10.14	Option Agreement dated November 26, 2007 between IAS Energy, Inc. and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited and Power Telecom Limited	(8)
10.15	Agreement dated April 7, 2008 between IAS Energy, Inc. and Teryl Resources Corp.	(9)
23.1	Consent of Smythe Ratcliffe LLP	(10)
23.2	Consent of Manning Elliott LLP	(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(10)
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(10)
_________________
(1)	Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2)	Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3)	Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4)	Incorporated by reference from Form 10-KSB for Fiscal Year 2001.
(5)	Incorporated by reference from Form 10-KSB for Fiscal Year 2006
(6)	Incorporated by reference from Form 10-KSB for Fiscal Year 2007
(7)	Incorporated by reference to our Form 8-K filed June 13, 2007
(8)	Incorporated by reference to our Form 8-K filed November 29, 2007
(9)	Incorporated by reference to our Form 8-K filed April 10, 2008
(10)	Attached hereto.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditors, Smythe Ratcliffe LLP, in fiscal 2008 and 2007:

	2008	2007
Type of Services Rendered	Fiscal Year	Fiscal Year

(a) Audit Fees	$25,000	$29,468

(b) Audit-Related Fees	$0	$0

(c) Tax Fees	$0	$0

(d) All Other Fees	$0	$0

Our Audit Committee consists of the entire Board of Directors of the Company and is comprised of seasoned business professionals, whereby two members each have over 25 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. On this basis, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary.

Despite being comprised of our entire Board of Directors, our Audit Committee assists the Board in fulfilling its responsibilities relating to the Company’s corporate accounting and reporting practices. The Audit Committee is responsible for ensuring that management has established appropriate processes for monitoring the Company’s systems and procedures for financial reporting and controls, reviewing all financial information in disclosure documents; monitoring the performance and fees and expenses of the Company’s external auditors and recommending external auditors for appointment by shareholders. The Audit Committee is also responsible for reviewing the Company’s annual financial statements prior to approval by the Board and release to the public. Currently the members are John Robertson, James Vandeberg and Jennifer Lorette. Upon recommendation of our Audit Committee, our board of directors appointed Smythe Ratcliffe LLP, Chartered Accountants as our principal accountant to audit our financial statements for the fiscal year ended April 30, 2008.

In the table above, and the disclosure below, “audit fees” are fees billed by the Company’s external auditor for services provided in auditing the Company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Audit Fees
The aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30 2008 and 2007 were $25,000 and $29,468, respectively.

Audit Related Fees
The aggregate fees billed for assurance and related services by Smythe Ratcliffe LLP, Chartered Accountants, as applicable, relating to the performance of the audit of our financial statements for the fiscal years ended April 30 2008 and 2007, which are not reported under the heading "Audit Fees" above, were $Nil and $Nil, respectively.

Tax Fees
For the fiscal years ended April 30 2008 and 2007, the aggregate fees billed for tax compliance, tax advice and tax planning by Smythe Ratcliffe LLP, Chartered Accountants, as applicable, were $Nil and $Nil, respectively.

All Other Fees
For the fiscal years ended April 30 2008 and 2007, the aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS ENERGY, INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated: August 27, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ John G. Robertson	Chairman of the Board, President,	8/27/08
(John G. Robertson)	Chief Executive Officer and Director

/s/James Vandeberg	Chief Operating Officer and	8/27/08
(James Vandeberg)	Chief Financial Officer and Director

/s/ Jennifer Lorette	Vice President, Secretary	8/27/08
(Jennifer Lorette)	and Director

IAS Energy, Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
April 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF IAS ENERGY, INC.
(A Development Stage Company)

We have audited the accompanying balance sheets of IAS Energy, Inc. (A Development Stage Company) as at April 30, 2008 and 2007 and the statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the cumulative totals for the development stage of operations from December 13, 1994 (date of inception) through April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders’ equity (deficit) and cash flows from December 13, 1994 (date of inception) to April 30, 2005 were audited by other auditors whose report dated July 28, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows from inception to April 30, 2008, insofar as it relates to amounts for prior periods through April 30, 2005, is solely based on the reports of other auditors.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the cumulative totals for the development stage of operations from December 13, 1994 (date of inception) through April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the financial statements, the Company has sustained accumulated losses of $7,188,362 since its inception and has a deficit in working capital, which raises substantial doubt about its ability to continue as a going-concern. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 1.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, British Columbia
August 11, 2008 except as to Note 15(c),
       which is as of August 18, 2008.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
IAS Communications, Inc. (A Development Stage Company)

We have audited the statements of operations, cash flows and stockholders’ equity (deficit) of IAS Communications, Inc. (A Development Stage Company) accumulated from December 13, 1994 (Date of Inception) to April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows accumulated from December 13, 1994 (Date of Inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 28, 2005

IAS Energy, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	April 30,	April 30,
	2008	2007
	$	$

Assets
Current Assets
Cash	785	12,285
Available-for-sale securities (Note 6)	162,589	194,243
Accounts receivable	–	3,468
Accrued revenues from petroleum interests	3,052	5,394
Prepaid expenses	69,209	2,000
Due from related parties (Note 4(a))	21,139	32,357
Total Current Assets	256,774	249,747
Investment (Note 11)	4,444,010	–
Oil and Gas Properties (Note 10)	–	274,896

Total Assets	4,700,784	524,643

Liabilities and Stockholders’ Equity

Current Liabilities
Bank indebtedness	6,004	–
Accounts payable	67,654	3,613
Accrued liabilities	6,126	6,183
Due to related parties (Note 4(b))	830,021	458,497
Debentures (Note 5)	25,000	25,000
Total Liabilities	934,805	493,293
Commitments (Note 12)

Stockholders’ Equity
Preferred Stock – 50,000 share authorized; none issued	–	–
Common Stock and Paid-in Capital in Excess of Par
Class A voting – 100,000,000 shares authorized without par
value 58,408,039 (2007 - 36,023,039) shares
issued and outstanding	10,770,353	6,133,550
Class “B” non-voting – 100,000,000 shares authorized without par
value; none issued	–	–

Obligation to Issue Shares (Notes 10(a) and 15(a))	147,338	62,446
Accumulated Other Comprehensive Income	36,650	78,365
Deficit Accumulated During the Development Stage	(7,188,362)	(6,243,011)
Total Stockholders’ Equity	3,765,979	31,350
Total Liabilities and Stockholders’ Equity	4,700,784	524,643

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Cumulative from
	December 13, 1994
	(Date of Inception) to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Revenue
Petroleum and natural gas sales	72,209	20,201	24,060

Total Revenue	72,209	20,201	24,060

Operating Expenses
Depletion and depreciation	5,897	1,470	2,604
Interest on convertible debentures	13,128	2,188	2,188
License	14,500	3,000	3,000
Office	351,037	292,408	37,880
Professional fees	512,764	322,578	50,685
Transfer agent and regulatory	24,768	8,797	1,727

Total Operating Expenses	922,094	630,441	98,084

Loss from Operations	(849,885)	(610,240)	(74,024)

Other Income (Expenses)
Gain on sale of available-for-sale securities (Note 6)	104,670	1,920	102,750
Gain on license obligation	1,000	–	–
Gain on write-off of payables	63,487	–	9,101
Gain on settlement of obligation to issue shares (Note 12(c))	53,750	53,750	–
Loss from equity accounted investment (Note (11))	(36,463)	(36,463)	–
Impairment loss – oil and gas properties(Notes 10(a) and
(b))	(470,189)	(354,318)	(62,446)

Loss Before Discontinued Operations	(1,133,630)	(945,351)	(24,619)

Discontinued Operations	(6,054,732)	–	–

Net Loss	(7,188,362)	(945,351)	(24,619)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	158,970	(39,395)	(18,332)
Reclassification adjustment for gains included in net loss	(122,320)	(2,320)	(120,000)
Net unrealized gain (loss) on available-for-sale securities	36,650	(41,715)	(138,332)

Comprehensive Loss	(7,151,712)	(987,066)	(162,951)

Loss Per Share – Basic and Diluted		(0.02)	(0.00)

Weighted Average Number of Class A Common Shares
Outstanding		42,578,181	35,739,621

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative from
	December 13, 1994
	(Date of Inception) to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(7,188,362)	(945,351)	(24,619)

Adjustments to reconcile net loss to net cash used in
operating activities:
Assets written-off	455,957	–	–
Depreciation	189,109	–	–
Gain on shares cancelled	(10)	–	–
Gain on sale of available-for-sale securities	(104,670)	(1,920)	(102,750)
Gain on write-off of payables	(549,562)	–	(9,101)
Shares issued for services	630,125	74,075	–
Shares issued for convertible debenture interest	18,786	–	–
Gain on settlement of obligation to issue shares	(53,750)	(53,750)	–
Additional paid-in capital on settlement of obligation to
issue shares	107,500	107,500	–
Warrants issued for services	18,681	18,681	–
Stock-based compensation	139,381	90,671	48,710
Depletion	4,074	1,470	2,604
Loss from equity accounted investment	36,463	36,463	–
Impairment loss – oil and gas properties	470,189	354,318	62,446

Change in non-cash working capital:
Prepaid expenses and deposits	(3,553)	(1,553)	10,000
Accounts receivable	–	3,468	(3,468)
Inventory	(28,615)	–	–
Accrued revenues from oil and gas properties	(3,052)	2,342	(3,998)
Accounts payable and accrued liabilities	779,044	63,984	(67,069)
Due to related parties	98,060	115,538	4,845

Net Cash Used in Operating Activities	(4,984,205)	(134,064)	(82,400)

Investing Activities
Investment	(200,000)	(200,000)	–
Purchase of property and equipment	(99,626)	–	–
Purchase of license	(250,000)	–	–
Increase in patent protection costs	(266,822)	–	–
Investment in oil and gas properties	(555,000)	–	(555,000)
Recoveries to oil and gas properties	277,500	–	277,500
Proceeds from sale of available-for-sale securities	104,990	2,240	102,750
Purchase of securities	(115,878)	–	(115,878)

Net Cash Used in Investing Activities	(1,104,836)	(197,760)	(290,628)

Financing Activities
Advances from related parties	1,369,495	244,917	185,000
Bank indebtedness	6,004	6,004	–
Proceeds from issuance of common stock	4,310,327	65,403	200,000
Proceeds from convertible debentures	400,000	–	–
Proceeds from common stock subscribed	4,000	4,000	–

Net Cash Provided by Financing Activities	6,089,826	320,324	385,000

Net Increase (Decrease) in Cash	785	(11,500)	11,972
Cash – Beginning of Period	–	12,285	313
Cash – End of Period	785	785	12,285

See note 14 for supplemental cash flow disclosures.

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From December 13, 1994 (Date of Inception) to April 30, 2008
(Expressed in U.S. Dollars)

				Deficit
				Accumulated	Total
	Common Stock Class A and		Obligation	During the	Stockholders’
	Additional Paid-In Capital		to Issue	Development	Equity
	Shares	Amount	Shares	Stage	(Deficit)
	#	$	$	$	$
Balance – December 13, 1994 (Date of inception)	–	–	–	–	–
Shares issued for cash	100	10	–	–	10
Shares issued for technology	6,000,000	1	–	–	1
Stock issued for cash pursuant to:
A private placement	700,000	70,000	–	–	70,000
A public offering memorandum	336,333	252,250	–	–	252,250
Net loss for the period	–	–	–	(83,615)	(83,615)
Balance – April 30, 1995	7,036,433	322,261	–	(83,615)	238,646
Shares previously issued, donated back and
cancelled	(100)	(10)	–	–	(10)
Shares issued for cash pursuant to options
exercised	210,000	52,500	–	–	52,500
Net loss for the year	–	–	–	(480,298)	(480,298)
Balance – April 30, 1996	7,246,333	374,751	–	(563,913)	(189,162)
Shares issued for cash pursuant to:
A private placement	722,000	1,124,500	–	–	1,124,500
Options exercised	224,000	140,500	–	–	140,500
Shares issued for services	25,000	8,333	–	–	8,333
Net loss for the year	–	–	–	(1,044,516)	(1,044,516)
Balance – April 30, 1997	8,217,333	1,648,084	–	(1,608,429)	39,655
Shares issued for cash pursuant to:
A public offering memorandum	263,667	197,750	–	–	197,750
Options exercised	87,500	26,875	–	–	26,875
A private placement	7,000	15,750	–	–	15,750
A private placement and foreign units offering	575,600	1,007,300	–	–	1,007,300
Shares issued for services	169,250	260,125	–	–	260,125
Net loss for the year	–	–	–	(1,633,047)	(1,633,047)
Balance – April 30, 1998	9,320,350	3,155,884	–	(3,241,476)	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	–	–	500
A private placement and foreign units offering	95,000	166,250	–	–	166,250
A private placement	200,000	200,000	–	–	200,000
Exercise of warrants	48,000	84,000	–	–	84,000
Shares issued for services	132,000	230,640	–	–	230,640
Shares issued pursuant to conversion of
convertible debentures including accrued interest	471,508	345,520	–	–	345,520
Net loss for the year	–	–	–	(1,219,435)	(1,219,435)
Balance – April 30, 1999	10,268,858	4,182,794	–	(4,460,911)	(278,117)
Shares issued for cash pursuant to:
A private placement	968,902	484,451	–	–	484,451
Options exercised	2,500	2,500	–	–	2,500
Warrants exercised	18,125	30,938	–	–	30,938
Shares issued pursuant to conversion of
convertible debentures including accrued interest	62,854	38,266	–	–	38,266
Net loss for the year	–	–	–	(572,169)	(572,169)
Balance – April 30, 2000	11,321,239	4,738,949	–	(5,033,080)	(294,131)

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) (Continued)
From December 13, 1994 (Date of Inception) to April 30, 2008
(Expressed in U.S. Dollars)

				Deficit
	Common Stock Class A and			Accumulated	Accumulated	Total
	Additional Paid-In Capital		Obligation	During the	Other	Stockholders’
			to Issue	Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income	(Deficit)
	#	$	$	$	$	$
Balance – April 30, 2000	11,321,239	4,738,949	–	(5,033,080)	–	(294,131)
Shares issued to settle debt	267,048	211,781	–	–	–	211,781
Shares issued pursuant to conversion of
convertible debentures and interest	12,358	10,875	–	–	–	10,875
Net loss for the year	–	–	–	(755,406)	–	(755,406)
Balance – April 30, 2001	11,600,645	4,961,605	–	(5,788,486)	–	(826,881)
Net loss for the year	–	–	–	(752,321)	–	(752,321)
Balance – April 30, 2002	11,600,645	4,961,605	–	(6,540,807)	–	(1,579,202)
Shares issued for cash pursuant to a
private placement	944,250	188,850	–	–	–	188,850
Shares issued to settle related party debt	22,698,667	680,960	–	–	–	680,960
Net income for the year	–	–	–	304,576	–	304,576
Unrealized gain on available-for-sale
securities	–	–	–	–	4,800	4,800
Balance – April 30, 2003	35,243,562	5,831,415	–	(6,236,231)	4,800	(400,016)
Net income for the year	–	–	–	119,993	–	119,993
Unrealized gain on available-for-sale
securities	–	–	–	–	27,019	27,019
Balance – April 30, 2004	35,243,562	5,831,415	–	(6,116,238)	31,819	(253,004)
Net loss for the year	–	–	–	(42,726)	–	(42,726)
Unrealized gain on available-for-sale
securities	–	–	–	–	44,178	44,178
Balance – April 30, 2005	35,243,562	5,831,415	–	(6,158,964)	75,997	(251,552)
Obligation to issue shares	–	–	53,425	–	–	53,425
Net loss for the year	–	–	–	(59,428)	–	(59,428)
Unrealized gain on available-for-sale
securities	–	–	–	–	140,700	140,700
Balance – April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue
agreement	279,477	53,425	(53,425)	–	–	–
Shares issued for cash pursuant to a
private placement	500,000	200,000	–	–	–	200,000
Obligation to issue shares	–	–	62,446	–	–	62,446
Stock-based compensation	–	48,710	–	–	–	48,710
Net loss for the year	–	–	–	(24,619)	–	(24,619)
Unrealized gain on available-for-sale
securities	–	–	–	–	(18,332)	(18,332)
Reclassification adjustment on sale of
available-for-sale securities	–	–	–	–	(120,000)	(120,000)
Balance – April 30, 2007	36,023,039	6,133,550	62,446	(6,243,011)	78,365	31,350

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) (Continued)
From December 13, 1994 (Date of Inception) to April 30, 2008
(Expressed in U.S. Dollars)

				Deficit
	Common Stock Class A and			Accumulated	Accumulated	Total
	Additional Paid-In Capital		Obligation	During the	Other	Stockholders’
			to Issue	Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income	(Deficit)
	#	$	$	$	$	$

Balance – April 30, 2007	36,023,039	6,133,550	62,446	(6,243,011)	78,365	31,350
Shares issued for cash pursuant to:
A private placement	58,000	21,903	–	–	–	21,903
Options exercised	137,500	27,500	–	–	–	27,500
Warrants exercised	40,000	16,000	–	–	–	16,000
Shares issued for services	149,500	74,075	–	–	–	74,075
Settlement of obligation to issue shares	–	107,500	–	–	–	107,500
Shares issued pursuant to exercise of
option to purchase investment in a
company	22,000,000	4,280,473	–	–	–	4,280,473
Fair value of warrants issued for
services	–	18,681	–	–	–	18,681
Common stock subscribed	–	–	4,000	–	–	4,000
Obligation to issue shares	–	–	80,892	–	–	80,892
Stock-based compensation	–	90,671	–	–	–	90,671
Net loss for the year	–	–	–	(945,351)	–	(945,351)
Unrealized gain on available-for-sale
securities	–	–	–	–	(39,395)	(39,395)

Reclassification adjustment on sale of
available-for-sale securities	–	–	–	–	(2,320)	(2,320)
Balance – April 30, 2008	58,408,039	10,770,353	147,338	(7,188,362)	36,650	3,765,979

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

1.	CONTINUANCE OF OPERATIONS

IAS Energy, Inc. (the “Company”) was incorporated on December 13, 1994 pursuant to the laws of the State of Oregon, USA. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On May 24, 2007, the Company changed its name from IAS Communications, Inc. to IAS Energy, Inc. The Company had been previously pursuing the development of oil and gas properties and, effective February 1, 2008 the Company changed its principal operations to acquiring and developing a video-sharing website, as described in Note 11.

In a development stage company, management devotes most of its activities to establishing a new business, including raising capital to acquire interest in the website. Planned principal activities have not yet produced any revenues and the Company has suffered operating losses as is normal in development stage companies. At April 30, 2008, the Company had a working capital deficiency of $678,031 (2007 - $243,546), which raises substantial concern of its ability to meet planned business objectives and ongoing operations for the next twelve months. The Company has accumulated losses of $7,188,362 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, and receive funding from affiliates and controlling shareholders. Refer to Note 11.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

	(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	(d)	Available-for-Sale Securities

Available-for-sale securities are carried at market. Unrealized gains and losses on such securities are reported in comprehensive income in the period they occur.

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

	(f)	Investment

Equity investments in other companies in which the Company exercises significant influence but not control and is not the primary beneficiary are accounted for using the equity method whereby the financial statements include the Company’s share of income (loss) of the investee.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(g)	Financial Instruments

(i) Fair Value

The carrying values of cash, accounts receivable, available-for-sale securities, accrued revenues, accounts payable, accrued liabilities, due to/from related parties and debentures approximate their fair values because of the short-term maturity of these financial instruments.

(ii) Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(iii) Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

(iv) Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(h)	Asset Retirement Obligation

The Company is required to recognize a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, when one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements. It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

	(i)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method.

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

	(j)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(k)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for oil and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling productive and non-productive wells into the full-cost pool on a country-by-country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the proved reserves and estimated abandonment costs, net of salvage, are depleted on the unit-of-production method using estimates of proved reserves. When proved reserves are not available, the Company uses the projected reserve estimates as provided by the operator. These reserve estimates are based upon the historical experience of similar wells in the same area.

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

	(l)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

	(m)	Income Taxes

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 had no impact to the Company.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(n)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.

SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non- controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the de-consolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of assessing the impact of this new section on its financial statements.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(n)	Recent Accounting Pronouncements (Continued)

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

3.	ASSET RETIREMENT OBLIGATION

The total future asset retirement obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods. Although the Company’s wells are producing, the Company has estimated the total ARO to be $nil as at April 30, 2008 (2007 - $nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

4.	RELATED PARTY TRANSACTIONS

(a)

As at April 30, 2008, the Company was owed by related companies controlled or significantly influenced by the President of the Company $21,139 (2007 - $32,357) comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment

(b)

As at April 30, 2008, the Company owed related companies controlled or significantly influenced by the President of the Company $830,021 (2007 - $458,497) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

	(c)	As at April 30, 2008, the Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal services amounting to $27,191 (2007 - $7,315).

(d)

On April 7, 2008, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”) a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Knox and Laurel County, Kentucky. In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist. Subsequent to year-end, both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells. As such, the $25,000 paid to the Company is due to Teryl.

	(e)	During the year ended April 30, 2008, the Company bought nil (2007 - 744,340) shares in a related company for $nil (2007 - $106,720). This investment is accounted for as available-for-sale securities.

	(f)	During the year ended April 30, 2008, the Company sold 4,000 (2007 - 60,000) shares of a related company for net proceeds of $2,240 (2007 - $102,750).

	(g)	The Company shares office space with companies with related directors and officers. The Company occupied this space rent-free during the fiscal year.

5.	DEBENTURES

On June 15, 1997, the Company offered three-year, 8¾% interest debentures. As at April 30, 2008, $25,000 of debentures remain outstanding. Interest is due annually.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

6.	AVAILABLE-FOR-SALE SECURITIES

	Year Ended			Year Ended
	April 30, 2008			April 30, 2007
		Gross			Gross
		Unrealized			Unrealized
	Cost	Gains	Fair Value	Cost	Gains	Fair Value
	$	$	$	$	$	$

Equity security	125,939	36,650	162,589	115,878	78,365	194,243

Total available-for-
sale securities	125,939	36,650	162,589	115,878	78,365	194,243

During the year, the Company sold available-for-sale securities for net proceeds of $2,240 (2007 - $102,750) and a realized gain of $1,920 (2007 - $102,750). The cost of the available-for-sale securities was based on original cost when first purchased.

7.	COMMON STOCK

(a)

On March 5, 2008, in accordance with the terms of the option agreement as described in Note 11, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom Limited (“Power Telecom”). In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $2,400,441.

(b)

On February 12, 2008, the Company issued 33,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $12,704, net of issue costs of $496. Each unit consists of one Class A share and one warrant. Each warrant enables the holder to purchase an additional share at an exercise price of $0.50 per share for one year after closing date.

(c)

On January 28, 2008, the Company issued 25,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801. Each unit consists of one Class A share and one warrant. Each warrant enables the holder to purchase on additional share at an exercise price of $0.50 per share for one year after closing date.

(d)

On November 26, 2007, in accordance with the terms of the option agreement as described in Note 11, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $1,880,032.

	(e)	On October 29, 2007, the Company issued 49,500 Class A shares for services with a fair value of $42,075.

(f)

On August 31, 2007, the Company issued 100,000 units, each unit consisting of one Class A share and one share purchase warrant, for services. Each warrant entitles the holder to acquire one additional Class A share for $0.40, until August 31, 2009. The fair value of the shares and warrants were $32,000 and $18,681, respectively.

	(g)	During the year ended April 30, 2008, the Company issued 137,500 Class A shares at $0.20 per share upon the exercise of stock options for proceeds of $27,500.

	(h)	During the year ended April 30, 2008, the Company issued 40,000 Class A shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000.

(i)

On September 28, 2006, the Company issued 10 units at $20,000 per unit for cash proceeds of $200,000 to three related parties pursuant to private placement subscription agreements. Each unit consists of 50,000 shares of common stock, 25,000 share purchase warrants and a 2% working interest (1.2% net interest) in the Kentucky wells to be drilled with the proceeds from this private placement. Each share purchase warrant is exercisable to acquire one share of common stock at $0.40 per share for a period of one year.

	(j)	On August 8, 2006, the Company issued 279,477 shares of common stock with a fair value of $53,425 to a private company controlled by the President of the Company pursuant to the petroleum agreement.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

8.	STOCK OPTION PLAN

The Company has a Stock Option Plan to issue up to 2,500,000 Class A common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

On October 22, 2007, the Company approved the 2007 Stock Option Plan to issue up to 2,000,000 Class A common shares to directors and employees and registered them on Form S-8 with the Securities and Exchange Commission (“SEC”).

During the year ended April 30, 2007, the Company extended the term on 1,200,000 options held by directors for a further five years. The fair value of the options was estimated at the date of extension using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 4.59%, expected volatility of 229%, an expected option life of 5 years and no expected dividends. The weighted average fair value of options granted was $0.25 per option.

The fair value of the original options was deducted from the fair value of the modified options for a difference of $194,840. During the year ended April 30, 2008, $4,059 (2007 - $48,710) stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $142,071 (2007 - $146,130) of unrecognized compensation cost related to the non-vested stock options held by the employees will be recognized over future periods.

These options vest as follows:

	[i]	25% of the options vest upon granting of the option; such initial vest is referred to as the “First Vesting”;

	[ii]	The second 25% of the options vest 90 days from the date of exercise of the First Vesting; such second vesting is referred to as the “Second Vesting”;

	[iii]	The third 25% of the options vest 90 days from the date of exercise of the Second Vesting; such third vesting is referred to as the “Third Vesting”;

	[iv]	The fourth and final 25% of the options vest 90 days from the date of the exercise of the Third Vesting; and

	[v]	The options expire 60 months from the date of grant.

During the year ended April 30, 2008, the Company granted 1,000,000 options in accordance with the terms of the option agreement as described in Note 11. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.73%, expected volatility of 163%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.27 per option. During the year ended April 30, 2008, $66,988 stock- based compensation expense was charged to operations, and the balance of $200,966 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

These options have the following vesting schedule:

	[i]	12.5% of the options vest on the day that the Company issues 10,000,000 of its shares to Power Telecom as per the option agreement. Refer to Note 11;

	[ii]	Every 90 days thereafter, an additional 12.5% of the grant shall vest; and

	[iii]	The options expire 60 months from the date of grant.

During the year ended April 30, 2008, the Company granted 100,000 options pursuant to the 2007 Stock Option Plan. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.49%, expected volatility of 166%, an expected option life of 2.5 years and no expected dividends. The options have an exercise price of $0.96 for a period of five years expiring November 7, 2012. The weighted average fair value of options granted was $0.78 per option. During the year ended April 30, 2008, $19,624 stock-based compensation expense was charged to operations, and the balance of $58,871 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

8.	STOCK OPTION PLAN (Continued)

These options have the following vesting schedule:

	[i]	25% of the options vest upon granting of the option; such initial vest is referred to as the “First Vesting”;

	[ii]	The second 25% of the options vest 90 days from the date of exercise of the First Vesting; such second vesting is referred to as the “Second Vesting”;

	[iii]	The third 25% of the options vest 90 days from the date of exercise of the Second Vesting; such third vesting is referred to as the “Third Vesting”;

	[iv]	The fourth and final 25% of the options vest 90 days from the date of exercise of the Third Vesting; and

	[v]	The options expire 60 months from the date of grant.

The following table summarizes stock option plan activities:

	Year Ended		Year Ended
	April 30, 2008		April 30, 2007
		Weighted		Weighted
		Average Exercise		Average Exercise
	Options	Price	Options	Price
	#	$	#	$

Outstanding at beginning of period	1,250,000	0.20	1,250,000	0.20
Granted	1,100,000	0.39	1,200,000	0.20
Exercised	(137,500)	(0.20)	–	–
Cancelled/Modified	–	–	(1,200,000)	0.20

Outstanding at end of period	2,212,500	0.29	1,250,000	0.20

Exercisable at end of period	512,500	0.30	350,000	0.20

Additional information regarding options outstanding and exercisable as at April 30, 2008 is as follows:

	Options Outstanding
				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual Life
Expiry Date	Price	Option	Value	(in years)
	$	#	$	#

October 8, 2008	0.20	37,500	1,875	0.44
November 20, 2011	0.20	1,075,000	53,750	3.56
October 23, 2012	0.33	1,000,000	–	4.48
November 7, 2012	0.96	100,000	–	4.53

Options outstanding		2,212,500	55,625	3.97

	Options Exercisable
				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual Life
Expiry Date	Price	Option	Value	(in years)
	$	#	$	#

October 8, 2008	0.20	37,500	1,875	0.44
November 20, 2011	0.20	200,000	10,000	3.56
October 23, 2012	0.33	250,000	–	4.48
November 7, 2012	0.96	25,000	–	4.53

Options exercisable		512,500	11,875	3.83

As at April 30, 2008, there was $401,908 of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 48 months. The total fair value of stock options vested during the years ended April 30, 2008 and 2007 was $90,671 and $48,710, respectively.

The aggregate intrinsic value of all options exercised was $6,875 (2007 - $nil).

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

8.	STOCK OPTION PLAN (Continued)

A summary of the status of the Company’s non-vested stock options as of April 30, 2008 and changes during the year ended April 30, 2008 is presented below:

		Weighted Average
		Grant Date
	Stock Options	Fair Value
	#	$

Non-vested at May 1, 2007	900,000	0.25
Vested	(25,000)	0.25
Granted	825,000	0.33

Non-vested at April 30, 2008	1,700,000	0.29

9.	SHARE PURCHASE WARRANTS

The following table summarizes the continuity of the Company’s warrants:

		Weighted Average
	Warrants	Exercise Price
	#	$

Balance, April 30, 2007 and 2006	250,000	0.40
Issued	158,000	0.44
Exercised	(40,000)	0.40
Balance, April 30, 2008	368,000	0.42

On September 28, 2007, the Company extended the expiry date of 250,000 warrants from September 29, 2007 to September 29, 2008.

10.	OIL AND GAS PROPERTIES

	April 30,			April 30,
	2007			2008
	Net Carrying	Acquisition/		Net Carrying
	Value	Impairment	Depletion	Value
	$	$	$	$

Proved Properties, Kentucky and Texas, USA
Acquisition costs	393,371	80,892	–	474,263
Depletion	(2,604)	–	(1,470)	(4,074)
Impairment	(115,871)	(354,318)	–	(470,189)

Net Carrying Value	274,896	(273,426)	(1,470)	–

(a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To April 30, 2008, revenue from the wells was approximately $40,512. During the year ended April 30, 2008, the Company received/accrued $2,996 of revenue from the wells. The approximately 496,000 shares of restricted common stock issuable at April 30, 2008 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $143,338 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $196,763 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the year ended April 30, 2008, $80,892 (2007 - $62,446) of impairment loss was recognized.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

10.	OIL AND GAS PROPERTIES (Continued)

(b)

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18-month period at a price to be agreed upon. During the year ended April 30, 2008, the option for the additional 20 wells expired. Each well is subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI. On May 18, 2006, the Company entered into an agreement with Teryl, a public company related by common directors and officers, to farm-out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells. On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of a financing agreement.

To April 30, 2008, the Company’s portion of the revenue from the wells was approximately $31,697. During the year ended April 30, 2008, the Company received/accrued $17,205 of revenues from the wells, and recorded depletion of $1,470 on capitalized costs relating to this area.

Due to the difficulty of obtaining an independent valuation report because of the vertical fracture of the wells, the total cost of $273,426 (2007 - $nil) was impaired and charged to operations during the year ended April 30, 2008.

11.	INVESTMENT

On November 26, 2007, the Company entered into an Option Agreement (the “Agreement”) with the two sole shareholders of Power Telecom, a company incorporated in Hong Kong, for the option to acquire 100% of the outstanding shares of Power Telecom in consideration for the issuance of 50,000,000 Class A shares of common stock of the Company and the requirement to invest $650,000 towards the further development of Power Telecom’s business. Power Telecom owns 100% of the rights to the Chinese website http://www.video1314.com, which is similar to the YouTube website. The Company paid a non-refundable deposit of $50,000 to Power Telecom upon execution of the Agreement, which funds have been used for the further development of Power Telecom’s business.

Pursuant to the Agreement, the Company received a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom in stages as described below:

[i]

To purchase an initial 20% interest in Power Telecom, the Company must issue 10,000,000 Class A common shares, pay $50,000 to Power Telecom and issue 1,000,000 Class A common shares as a finder’s fee. The Company exercised this option on November 26, 2007. The 11,000,000 common shares issued were recorded at a fair value of $1,880,032.

[ii]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $100,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee. The Company exercised this option on March 5, 2008. The 11,000,000 common shares issued were recorded at a fair value of $2,400,441.

[iii]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee. Refer to Note 15(c).

[iv]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee.

[v]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class “A common shares as a finder’s fee.

Upon execution of the Agreement, the Company granted 1,000,000 stock options to purchase 1,000,000 Class A common shares of the Company at a price of $0.33 per share for a period of five years. The options vest as to 12.5% upon grant date and an additional 12.5% every 90 days thereafter.

The investment is accounted for using the equity method as follows:

	April 30,	April 30,
	2008	2007
	$	$

Cost of investment	4,480,473	–
Share of losses since acquisition	(36,463)	–
Carrying value	4,444,010	–

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

11.	INVESTMENT (Continued)

Summarized financial information for Power Telecom is as follows:

	April 30,	April 30,
	2008	2007
	$	$
Assets
Current Assets	57	57

Total Assets	57	57

Current Liabilities	328,680	212,515
Common Stock and Paid-in Capital in Excess of Par	201,431	1,283
Comprehensive Income	(74)	–
Deficit	(529,980)	(213,741)
Total Liabilities and Stockholders’ Equity	57	57

	Year Ended	Year Ended
	April 30,	April 30,
	2008	2007
	$	$
Revenue	6,098	–
Operating Expenses	322,337	1,198
Net Loss	(316,239)	(1,198)
Share of net loss	(36,463)	–

The shares issued for the above investment have the following restrictions:

(a)	Holding period of six months;

(b)	After the six-month holding period, the number of shares to be sold during any 90-day period cannot exceed 1% of the outstanding shares of the same class;

(c)	The sales must be handled as routine transactions with no solicitation; and

(d)	A notice has to be filed with the SEC on Form 144 if the sale involves more than 500 shares or the aggregate dollar amount is greater than $10,000 in any 90-day period.

The first tranche of 11,000,000 shares issued on November 26, 2007, used the five-day average trading price of $0.23, before the announcement was made October 23, 2007, in the calculation of the fair value.

The second tranche of 11,000,000 shares issued on March 5, 2008, used the five-day average trading price of $0.28 in the calculation of the fair value.

Since these shares have trading restrictions, the aggregate fair value was calculated using the above prices, over the estimated time (based on trading restrictions) to achieve free trading status, using a 10% discount factor.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

12.	COMMITMENTS

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

On March 17, 2005, the Company entered into a non-exclusive license agreement with WVURC for the development, manufacture, use and sale of the CTHA technology. The agreement was retroactively effective on January 15, 2005. The terms of the non-exclusive sublicense agreement are as follows:

		(i)	The Company will pay a license fee of $3,000 for each calendar year, payable on or before January 15 of each year (paid);

		(ii)	The Company will pay a royalty of 10% of net sales; and

		(iii)	The Company will pay a royalty of 50% of all other sublicense revenues.

All royalties in items (ii) and (iii) are payable within 30 days of each calendar quarter. The terms of the agreement remain in effect until the expiration of the last patent to expire that is included in the CTHA technology.

(b)

On August 31, 2007, the Company entered into an agreement with America West Pacific International Invest Corporation (“America West”) to provide public and investor relations for a period of 18 months. America West was issued 100,000 shares of common stock of the Company and 100,000 share purchase warrants to acquire 100,000 shares at $0.40 per share for a period of two years. America West will also receive 15% of any funds they raise for the Company, which will be paid 10% in cash and 5% in units with the same price and exercise terms as those purchased by the subscriber referred by America West. The fair value of the 100,000 shares of common stock and warrants issued was $50,681, of which $22,525 was charged to professional fees and $28,156 is included in prepaid expenses.

(c)

On December 1, 2007, the Company entered into an agreement with a consultant for investor relations at $7,500 per month and 300,000 shares of common stock of the Company with a market value of $225,000 at the date of the agreement. Of the 300,000 shares, 100,000 were required to be free trading and were to be delivered by a related party to which the Company would be indebted for an amount equal to their market value at the date of delivery. The remaining 200,000 would be restricted stock issued by the Company. The 100,000 shares to be delivered by a related party were considered a liability instrument as the obligation met the definition of a liability and were recorded as such. Effective April 30, 2008, a related company delivered all 300,000 shares on behalf of the Company when the value of the shares was $63,750. The Company realized a gain of $53,750 on settlement of the liability and recorded a credit to additional paid-in capital of $107,500 related to the 200,000 shares that were to be issued by the Company. The $225,500 was recorded as a prepaid expense to be amortized over the life of the contract. As at April 30, 2008, $187,500 of this amount has been charged to professional fees.

13.	INCOME TAX

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has non-capital losses of $6,725,000, which commence expiring in 2010. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it more likely than not will utilize the non-capital losses carried forward in future years. For the years ended April 30, 2008 and 2007, the valuation allowance established against the deferred tax assets increased by $182,000 and $8,000, respectively.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

13.	INCOME TAX (Continued)

The components of the net deferred tax asset at April 30, 2008 and 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	April 30,	April 30,
	2008	2007
	$	$
Non-capital losses	6,725,000	6,207,000
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	2,354,000	2,172,000
Valuation allowance	(2,354,000)	(2,172,000)
Net Deferred Tax Asset	–	–

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense is:

	April 30,	April 30,
	2008	2007
	$	$

Income tax benefit computed at U.S. statutory rates	330,873	8,617
Write-off of accounts payable	–	(3,185)
Depletion	(515)	–
Impairment loss – oil and gas properties	(124,011)	(21,856)
Equity adjustment	(12,762)	–
Stock-based adjustment	(31,735)	(17,049)
Gain on sale of available-for-sale securities	672	35,963
Gain on issue of shares	18,813	–
Unrecognized tax losses	(181,335)	(2,490)
Future income tax benefit	–	–

14.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Cumulative from
	December 13, 1994
	(Date of Inception) to	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Non-Cash Investing and Financing Activities
Issue of common stock to settle related party debt	892,741	–	–
Issue of common stock for convertible dentures and
accrued interest converted	394,661	–	–
Issue of common stock for technology	1	–	–
Issue of common stock to an officer donated back and
cancelled	(10)	–	–
Issue of common stock for services	573,173	74,075	–
Issue of common stock for revenue interest	53,425	–	53,425
Issue of common stock for investment	4,280,473	4,280,473	–
Supplemental Disclosures
Interest paid	6,564	2,188	2,188
Income tax paid	–	–	–

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the years ended April 30, 2008 and 2007
(Expressed in U.S. Dollars)

15.	SUBSEQUENT EVENTS

(a)

On May 28, 2008, the Company issued 10,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $4,000, received during the April 30, 2008 year-end. Each unit consists of one Class A common share and one warrant. Each warrant enables the holder to purchase one additional Class A common share at an exercise price of $0.50 per share for one year after closing date.

	(b)	On July 21, 2008, the Company issued 495,778 Class A shares to a private company controlled by the President of the Company to fulfill its obligation per agreement, as described in Note 10(a).

(c)

On August 13, 2008, the Company completed payment of $150,000 and issued 10,000,000 Class A shares, plus 1,000,000 Class A shares as finder’s fees, to acquire the next 20% interest in Power Telecom (for a total 60% interest) under the option agreement, as described in Note 11.