Form 10-Q
period 2008-07-31
IAS ENERGY, INC.
filed 2008-09-15
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

IAS ENERGY, INC.
(Exact name of registrant in its Charter)

Oregon	91-1063549

(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

#240-11780 Hammersmith Way
Richmond, BC V7A 5E9 Canada
(Address of Principal Executive Offices)

(604) 278-5996
Registrant’s telephone number

___________________________________________________________
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes [X]         No   [   ]         (1)   Yes [X]         No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [ X ]

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

September 8, 2008
Common – 70,013,817 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of IAS Energy, Inc. (“we,” “us,” “our,” “the Company” and “IAS”) as of July 31, 2008 and for the three months ended July 31, 2008 and July 31, 2007 are attached hereto. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the three months ended July 31, 2008 and July 31, 2007 include all adjustments necessary in order to ensure that the financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2008 annual financial statements.

Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

IAS Energy, Inc.
(A Development Stage Company)
(Expressed in U.S. Dollars)
July 31, 2008
(Unaudited)

IAS Energy, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	July 31,	April 30,
	2008	2008
	$	$

Assets

Current Assets

Cash	283	785
Available-for-sale securities (Note 7)	95,801	162,589
Accrued revenues from petroleum interests	2,796	3,052
Prepaid expenses	22,021	69,209
Due from related parties (Note 5(a))	21,139	21,139
Total Current Assets	142,040	256,774

Investment (Note 12)	4,556,136	4,444,010

Total Assets	4,698,176	4,700,784

Liabilities and Stockholders’ Equity

Current Liabilities

Bank indebtedness	5,284	6,004
Accounts payable	51,566	67,654
Accrued liabilities	40,430	6,126
Due to related parties (Note 5(b))	955,052	830,021
Debentures (Note 6)	25,000	25,000

Total Liabilities	1,077,332	934,805

Commitments (Note 13)

Stockholders’ Equity

Preferred Stock – 50,000 share authorized; none issued	–	–

Common Stock and Paid-in Capital in Excess of Par

Class A voting – 100,000,000 shares authorized without par
value 58,913,817 (April 30, 2008 –
58,408,039 shares) issued and outstanding	10,951,185	10,770,353

Class “B” non-voting – 100,000,000 shares authorized without par
value; none issued	–	–

Obligation to Issue Shares (Notes 11(a))	32,007	147,338
Accumulated Other Comprehensive Income	(28,977)	36,650
Deficit Accumulated During the Development Stage	(7,333,371)	(7,188,362)

Total Stockholders’ Equity	3,620,884	3,765,979

Total Liabilities and Stockholders’ Equity	4,698,176	4,700,784

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative from
	December 13,
	1994 (Date of	Three Months	Three Months
	Inception) to	Ended	Ended
	July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$

Revenue
Petroleum and natural gas sales	77,616	5,407	6,967

Total Revenue	77,616	5,407	6,967

Operating Expenses
Depletion and depreciation	5,897	–	263
Interest on convertible debentures	13,675	547	547
License	15,250	750	750
Office	414,371	63,334	2,902
Professional fees	585,063	72,299	24,975
Transfer agent and regulatory	26,873	2,105	1,866

Total Operating Expenses	1,061,129	139,035	31,303

Loss from Operations	(983,513)	(133,628)	(24,336)

Other Income (Expenses)
Gain on sale of available-for-sale securities	104,670	–	1,920
Gain on license obligation	1,000	–	–
Gain on write-off of payables	63,487	–	–
Gain on settlement of obligation to issue shares (Note 12(c))	54,750	1,000	–
Loss from equity accounted investment (Note (12))	(36,837)	(374)	–
Impairment loss – oil and gas properties (Notes 11(a))	(482,196)	(12,007)	(12,276)

Loss Before Discontinued Operations	(1,278,639)	(145,009)	(34,692)

Discontinued Operations	(6,054,732)	–	–

Net Loss	(7,333,371)	(145,009)	(34,692)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	93,343	(65,627)	(29,256)
Reclassification adjustment for gains included in net loss	(122,320)	–	(2,320)
Net unrealized gain (loss) on available-for-sale securities	(28,977)	(65,627)	(31,576)

Comprehensive Loss	(7,362,348)	(210,636)	(66,268)

Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Number of Class A Common Shares
Outstanding		58,468,884	36,023,039

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative from
	December 13, 1994	Three Months	Three Months
	(Date of Inception) to	Ended	Ended
	July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(7,333,371)	(145,009)	(34,692)

Adjustments to reconcile net loss to net cash used in
operating activities:
Assets written-off	455,957	–	–
Depreciation	189,109	–	–
Gain on shares cancelled	(10)	–	–
Gain on sale of available-for-sale securities	(104,670)	–	(1,920)
Gain on write-off of payables	(549,562)	–	–
Shares issued for services	630,125	–	–
Shares issued for convertible debenture interest	18,786	–	–
Gain on settlement of obligation to issue shares	(54,750)	(1,000)	–
Additional paid-in capital on settlement of obligation to
issue shares	107,500	–	–
Warrants issued for services	18,681	–	–
Stock-based compensation	172,875	33,494	–
Depletion	4,074	–	263
Loss from equity accounted investment	36,837	374	–
Impairment loss – oil and gas properties	482,196	12,007	12,276

Change in non-cash working capital:
Prepaid expenses and deposits	43,635	47,188	(2,850)
Accounts receivable	–	–	428
Inventory	(28,615)	–	–
Accrued revenues from oil and gas properties	(2,796)	256	(658)
Accounts payable and accrued liabilities	797,260	18,216	21,256
Due to related parties	103,804	5,744	(1,103)

Net Cash Used in Operating Activities	(5,012,935)	(28,730)	(7,000)

Investing Activities
Investment	(312,500)	(112,500)	–
Purchase of property and equipment	(99,626)	–	–
Purchase of license	(250,000)	–	–
Increase in patent protection costs	(266,822)	–	–
Investment in oil and gas properties	(555,000)	–	–
Recoveries to oil and gas properties	277,500	–	–
Proceeds from sale of available-for-sale securities	104,990	–	1,920
Purchase of securities	(115,878)	–	(4,394)

Net Cash Used in Investing Activities	(1,217,336)	(112,500)	(2,474)

Financing Activities
Advances from related parties	1,490,943	121,448	–
Bank indebtedness	5,284	(720)	–
Proceeds from issuance of common stock	4,310,327	–	–
Proceeds from convertible debentures	400,000	–	–
Proceeds from common stock subscribed	24,000	20,000	–

Net Cash Provided by Financing Activities	6,230,554	140,728	–

Net Increase (Decrease) in Cash	283	(502)	(9,474)
Cash – Beginning of Period	–	785	12,285
Cash – End of Period	283	283	2,811

See note 15 for supplemental cash flow disclosures.

The Accompanying Notes are an Integral Part of these Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

1.	INTERIM REPORTING

The accompanying unaudited interim financial statements have been prepared by IAS Energy, Inc. (formerly IAS Communications, Inc.) (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended April 30, 2008, as filed with the United States Securities and Exchange Commission.

The results of operations for the three-months ended July 31, 2008 are not indicative of the results that may be expected for the full year.

2.	CONTINUANCE OF OPERATIONS

IAS Energy, Inc. (the “Company”) was incorporated on December 13, 1994 pursuant to the laws of the State of Oregon, USA. The Company is a development stage company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On May 24, 2007, the Company changed its name from IAS Communications, Inc. to IAS Energy, Inc. The Company had been previously pursuing the development of oil and gas properties and, effective February 1, 2008 the Company changed its principal operations to acquiring and developing a video-sharing website, as described in Note 12.

In a development stage company, management devotes most of its activities to establishing a new business, including raising capital to acquire interest in the website. Planned principal activities have not yet produced any revenues and the Company has suffered operating losses as is normal in development stage companies. At July 31, 2008, the Company had a working capital deficiency of $935,292, which raises substantial concern of its ability to meet planned business objectives and ongoing operations for the next twelve months. The Company has accumulated losses of $7,333,371 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, and receive funding from affiliates and controlling shareholders. Refer to Note 12.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

4.	ASSET RETIREMENT OBLIGATION

The total future asset retirement obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods. Although the Company’s wells are producing, the Company has estimated the total ARO to be $nil as at July 31, 2008 (2007 - $nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

5.	RELATED PARTY TRANSACTIONS

(a)

As at July 31, 2008, the Company was owed by related companies controlled or significantly influenced by the President of the Company $21,139 (April 30, 2008 - $21,139) comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment

(b)

As at July 31, 2008, the Company owed related companies controlled or significantly influenced by the President of the Company $955,052 (April 30, 2008 - $830,021) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

(c)

On April 7, 2008, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”) a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Knox and Laurel County, Kentucky. In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist. During the fiscal quarter ended July 31, 2008, both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells. As such, the $25,000 remained in the Company and will be applied against future revenue until the balance is fully depleted.

(d) The Company shares office space with companies with related directors and officers. The Company occupied this space rent-free during the three months period ended July 31, 2008.

6.	DEBENTURES

On June 15, 1997, the Company offered three-year, 8¾% interest debentures. As at July 31, 2008, $25,000 of debentures remain outstanding. Interest is due annually.

7.	AVAILABLE-FOR-SALE SECURITIES

	July 31, 2008			April 30, 2008
		Gross			Gross
		Unrealized			Unrealized
	Cost	Gains	Fair Value	Cost	Gains	Fair Value
	$	$	$	$	$	$

Equity security	124,778	(28,977)	95,801	125,939	36,650	162,589

Total available-for- sale securities	124,778	(28,977)	95,801	125,939	36,650	162,589

8.	COMMON STOCK

	a.	On July 21, 2008, the Company issued 495,778 Class A shares to a private company controlled by the President of the Company to fulfill its obligation per agreement, as described in Note 11(a)

b.

On May 28, 2008, the Company issued 10,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $4,000, received during the April 30, 2008 year-end. Each unit consists of one Class A common share and one warrant. Each warrant enables the holder to purchase one additional Class A common share at an exercise price of $0.50 per share for one year after closing date.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

9.	STOCK OPTION PLAN

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

The following table summarizes stock option plan activities:

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
		Average Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
	#	$	#	$

Outstanding, May 1, 2008	2,212,500	0.29
Granted	–	–
Exercised	–	–
Cancelled/Modified	–	–

Outstanding, July 31, 2008	2,212,500	0.29	3.72	33,375

Exercisable at end of period	637,500	0.31	3.71	7,725

As at July 31, 2008, there was $368,414 of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 48 months. The total fair value of stock options vested during the three months ended July 31, 2008 and 2007 was $33,494 and $nil, respectively.

A summary of the status of the Company’s non-vested stock options as of July 31, 2008 and changes during the three months ended July 31, 2008 is presented below:

		Weighted Average
		Grant Date
	Stock Options	Fair Value
	#	$

Non-vested at May 1, 2008	1,700,000	0.29
Vested	(125,000)	0.27
Granted	–	–

Non-vested at July 31, 2008	1,575,000	0.23

10.	SHARE PURCHASE WARRANTS

The following table summarizes the continuity of the Company’s warrants:

		Weighted Average
	Warrants	Exercise Price
	#	$

Balance, April 30, 2008	368,000	0.42
Issued	–	–
Exercised	–	–
Balance, July 31, 2008	368,000	0.42

On September 28, 2007, the Company extended the expiry date of 250,000 warrants from September 29, 2007 to September 29, 2008.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

11.	OIL AND GAS PROPERTIES

	April 30,			July 31,
	2008			2008
	Net Carrying	Acquisition/		Net Carrying
	Value	Impairment	Depletion	Value
	$	$	$	$

Proved Properties, Kentucky and Texas, USA
Acquisition costs	474,263	12,007	–	486,270
Depletion	(4,074)	–	–	(4,074)
Impairment	(470,189)	(12,007)	–	(482,196)

Net Carrying Value	–	–	–	–

(a)

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued – 775,255 shares) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To July 31, 2008, revenue from the wells was approximately $42,886. During the three months ended July 31, 2008, the Company received/accrued $2,374 of revenue from the wells. The approximately 57,000 shares of restricted common stock issuable at July 31, 2008 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $12,007 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $196,763 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the three months ended July 31, 2008, $12,007 (2007 - $12,276) of impairment loss was recognized.

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

To July 31, 2008, the Company’s portion of the revenue from the wells was approximately $34,730. During the three months ended July 31, 2008, the Company received/accrued $3,033 of revenues from the wells, and recorded depletion of $nil on capitalized costs relating to this area.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

12.	INVESTMENTS

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

[iii]

To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee. Subsequent to the period, the Company completed payment of $150,000 and issued 10,000,000 Class A shares, plus 1,000,000 Class A shares as finder’s fees, to acquire the next 20% interest in Power Telecom Refer to Note 16.

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

The investment is accounted for using the equity method as follows:

	July 31,	April 30,
	2008	2008
	$	$

Cost of investment	4,592,973	4,480,473
Share of losses since acquisition	(36,837)	(36,463)
Carrying value	4,556,136	4,444,010

Summarized financial information for Power Telecom is as follows:

	July 31,	April 30,
	2008	2008
	$	$
Assets
Current Assets	4,190	57

Total Assets	4,190	57

Current Liabilities	258,495	328,680
Common Stock and Paid-in Capital in Excess of Par	276,271	201,431
Comprehensive Income	–	(74)
Deficit	(530,576)	(529,980)
Total Liabilities and Stockholders’ Equity	4,190	57

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

12.	INVESTMENT (Continued)

	Three Months
	Ended	Year Ended
	July 31,	April 30,
	2008	2008
	$	$

Revenue	2,564	6,098

Operating Expenses	3,498	322,337

Net Loss	(935)	(316,239)

Share of net loss	(374)	(36,463)

The shares issued for the above investment have the following restrictions:

(a)	Holding period of six months;

(b)	After the six-month holding period, the number of shares to be sold during any 90-day period cannot exceed 1% of the outstanding shares of the same class;

(c)	The sales must be handled as routine transactions with no solicitation; and

(d)	A notice has to be filed with the SEC on Form 144 if the sale involves more than 500 shares or the aggregate dollar amount is greater than $10,000 in any 90-day period.

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

13.	COMMITMENTS

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Financial Statements
Three Months Ended July 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

13.	COMMITMENTS (continued)

(b)

On August 31, 2007, the Company entered into an agreement with America West Pacific International Invest Corporation (“America West”) to provide public and investor relations for a period of 18 months. America West was issued 100,000 shares of common stock of the Company and 100,000 share purchase warrants to acquire 100,000 shares at $0.40 per share for a period of two years. America West will also receive 15% of any funds they raise for the Company, which will be paid 10% in cash and 5% in units with the same price and exercise terms as those purchased by the subscriber referred by America West. The fair value of the 100,000 shares of common stock and warrants issued was $50,681, of which $30,972 was charged to professional fees and $19,709 is included in prepaid expenses.

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

14.	INCOME TAX

As at July 3, 2008, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $7,333,371 that are available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2029.

15.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	Cumulative from
	December 13, 1994	Three	Three
	(Date of Inception)	Months	Months
	to	Ended	Ended
	July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$

Non-Cash Investing and Financing Activities
Issue of common stock to settle related party debt	892,741	–	–
Issue of common stock for convertible dentures and
accrued interest converted	394,661	–	–
Issue of common stock for technology	1	–	–
Issue of common stock to an officer donated back and
cancelled	(10)	–	–
Issue of common stock for services	573,173	–	–
Issue of common stock for revenue interest	196,763	143,338	–
Issue of common stock for investment	4,280,473	–	–
Supplemental Disclosures
Interest paid on convertible debentures	13,675	547	547
Income tax paid	–	–	–

16.	SUBSEQUENT EVENT

On August 13, 2008, the Company paid the remainder of the $150,000 and issued 10,000,000 Class A shares, plus 1,000,000 Class A shares as finder’s fees, to acquire the next 20% interest in Power Telecom (for a total 60% interest) under the option agreement, as described in Note 12. The third option was completed on September 3, 2008 upon receipt by the Company of the Power Telecom shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth in our 10-KSB for the fiscal year ended April 30, 2008. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our,” and “IAS” mean IAS Energy., Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE BACKGROUND AND OVERVIEW

IAS Communications, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA. On May 24, 2007, the name of the Company was changed to “IAS Energy, Inc.”. Our principal offices are located at 240-11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada. Our telephone number is (604) 278-5996 and our facsimile number is (604) 278-3409. Our website is www.iasenergy.com.

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficiency of $935,292 as at July 31, 2008, which our auditors have stated raises substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders.

The following discussion of our financial condition, changes in financial condition and results of operations for the three-month period ended July 31, 2008 and July 31, 2007 should be read in conjunction with our most recent audited annual financial statements for the financial year ended April 30, 2008, the unaudited interim financial statements included herein, and, in each case, the related notes.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The financial statements for the three months ended July 31, 2008 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Three months ended July 31, 2008 (“2008”) compared to the three months ended July 31, 2007 (“2007”)

Summary

	Three Months Ended July 31,
			Percentage
			Increase /
	2008	2007	(Decrease)
	$	$	%

Revenue	5,407	6,967	(22.4)
Expenses	(139,035)	(31,303)	(344.2)
Other Income (Loss)	(11,381)	(10,356)	(9.9)

Net Income (Loss)	(145,009)	(34,692)	(318.0)

Expenses

Our expenses for the three months ended July 31, 2008 and 2007 consisted of the following:

	Three Months Ended July 31,
			Percentage
			Increase /
	2008	2007	(Decrease)
	$	$	%

General and administrative:
Depletion and depreciation	–	263	(100.0)
Interest on convertible debentures	547	547	Nil
License	750	750	Nil
Office	63,334	2,902	(2,182.4)
Professional fees	72,299	24,975	(189.5)
Transfer agent and regulatory	2,105	1,866	(12.8)

Total	139,035	31,303	(344.2)

The increase of $107,732 in our administrative expenses for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 was attributable to the increase in office expenses of $60,432 and professional fees of $47,324.

Revenues

We earned $5,407 in revenue from our oil and gas wells. We do not expect to earn any other sources of revenue in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2008	At April 30, 2008
Current Assets	$142,040	$256,774
Current Liabilities	(1,077,332)	(934,805)

Working Capital (Deficit)	$(935,292)	$(687,031)

Cash Flows

	Three Months Ended July 31,
	2008	2007
Cash Flows (Used In) Operating Activities	$(28,730)	$(7,000)
Cash Flows (Used In) Investing Activities	(112,500)	(2,474)
Cash Flows From Financing Activities	140,728	-

Net Increase (Decrease) In Cash During Period	$(502)	$(9,474)

During the three months ended July 31, 2008, we financed our operations by receiving financial support from related parties in the amount of $121,448 compared to $nil in 2007. These amounts are unsecured, non-interest bearing and due on demand. We also received $20,000 from subscriptions for our common stock as compared to $nil in 2007.

During the three months ended July 31, 2008, we paid $112,500 to Power Telecom, being the remainder of the $150,000 option payment owing for the third option.

Our cash position as at the end of July 31, 2008 was $283 ($2,811 in 2007), and our working capital deficit as at July 31, 2008 was $935,292 compared to $297,275 as at July 31, 2007. We anticipate that we will need $500,000 to finance our operations over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities. Working capital is not adequate to meet development costs for the next twelve months.

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Financing Requirements

Working capital is not adequate to meet development costs for the next twelve months. We will require additional financing if we are to continue as a going concern.

The Company receives interim support from affiliated companies and plans to raise additional capital through debt and/or equity financings. The Company may also raise additional funds through the exercise of warrants and stock options, if exercised. We have been successful in the past in acquiring capital through the issuance of shares of our Common Stock, and through advances from related parties. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations.

We anticipate that our cash requirements for the next twelve months ending July 31, 2009 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our audited financial statements for the fiscal year ended April 30, 2008, filed with our 10-KSB on August 27, 2008.

(a)	Basic and Diluted Loss Per Share

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

(b)	Stock-Based Compensation

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

(c)	Long-Lived Assets

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

(d)	Oil and Gas Properties

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

(e)	Income Taxes

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, as an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 had no impact to the Company.

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

Progress Report from May 1, 2008 to September 11, 2008

Oil and Gas Properties

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 775,255) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To July 31, 2008, revenue from the wells was approximately $42,886. During the three months ended July 31, 2008, the Company received/accrued $2,374 of revenue from the wells. The approximately 57,000 shares of restricted common stock issuable at July 31, 2008 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $12,007 in obligation to issue shares.

On July 21, 2008, the Company issued 495,778 Class A shares of restricted common stock to a private company controlled by the President of the Company to fulfill its obligation pursuant to this agreement.

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well. On May 18, 2006, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company related by common directors and officers, to farm-out a 40% working interest outlined above, subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. The Company received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells. On September 28, 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of a financing agreement.

On April 7, 2008, the Company entered into an agreement with Teryl to sell to Teryl the remaining 40% working interest in the three gas wells located in Knox and Laurel County, Kentucky. In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist. During the three months ended July 31, 2008, both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells. As such, the $25,000 remained in the Company and will be applied against future revenue until the balance is fully depleted. To July 31, 2008, the Company’s portion of the revenue from the wells was approximately $34,730. During the three months ended July 31, 2008, the Company received/accrued $3,033 of revenues from the wells, and recorded depletion of $nil on capitalized costs relating to this area.

Video1314.com

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

Effective September 3, 2008, we completed the exercise of the third option, made a payment of $150,000, and issued 10,000,000 common shares to acquire a further 20% interest in Power Telecom for a total holding of 60%. Additionally, we issued one million shares of our common stock to Ramon Mabanta as a finder’s fee.

On June 16, 2008 we announced that video1314.com had entered into a partnership and cross-marketing agreement with Queen Productions Limited, a leading Chinese Artist management, music and film production company. We believe this partnership will significantly increase the activity on our site and anticipate enhanced commercial activities. Queen Products represents many popular Chinese entertainers, and we hope its relationships may expand the audience for Video1314.com at a time when we have made significant enhancements to improve its functionality and content.

Under this agreement Video1314.com's site will be promoted by Queen Production's Artistes at public events, venues, in print material and in music and film publications. In exchange, Queen Productions has engaged Video1314 to exclusively promote on the Internet, their Artists, music and films via Video1314.com's site.

In conjunction with the agreement, Video1314.com will exclusively debut the music single and video of Cindy Lee Si Nga. Si Nga is one of Queen Productions' new and upcoming star artists and is a professional athlete, actress, sports anchor and singer. She appeared on television during the Beijing 2008 Olympics as one of TVB's Olympic sports anchors. She will also be Video1314's ambassador at various public events.

On July 7, 2008 we announced that video1314.com had record web site traffic with over 14.3 million monthly hits to its site in June, 2008. We are now averaging more than half a million clicks to our site each day and expect this to increase substantially in the coming months through the introduction of more user-friendly interfaces in the future.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 4(T).           CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report, our officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting.

There was no significant change in our internal control over financial reporting that occurred during the three months ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

                       None.

ITEM 1A.     RISK FACTORS.

                       The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

On May 28, 2008, the Company issued 10,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $4,000, received during the April 30, 2008 year-end. Each unit consists of one Class A common share and one warrant. Each warrant enables the holder to purchase one additional Class A common share at an exercise price of $0.50 per share for one year after closing date.

(b)

On July 21, 2008, the Company issued 495,778 Class A shares to a private company controlled by the President of the Company to fulfill its obligation per agreement, as described herein at Item 2 above, and at Notes 8(a) and 11(a) of the financial statements herein.

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

32.1

Certification of John G. Robertson, President and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2

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

Dated: September 15, 2008	IAS Energy, Inc.

	By:	/s/ John G. Robertson
John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Vandeberg
James Vandeberg, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)