Form 10-Q
period 2008-10-31
IAS ENERGY, INC.
filed 2008-12-22
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-21255

IAS Energy, Inc.
(Exact name of registrant in its Charter)
Oregon (State or Other Jurisdiction of incorporation or organization)	91-1063549 (I.R.S. Employer Identification No)

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

(1)	Yes	☒	No	(2)	Yes	☒	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
December 19, 2008
Common – 70,013,817 shares

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of IAS Energy, Inc. (“we,” “us,” “our,” “the Company” and “IAS”) as of October 31, 2008 and for the six months ended October 31, 2008 and October 31, 2007 are attached hereto. Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the six months ended October 31, 2008 and October 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2008 audited financial statements.

Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

IAS Energy, Inc.
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 October 2008	As at 30 April 2008 (Audited)
	$	$
Assets

Current
Cash	240	785
Accounts receivable and other (Note 5)	26,642	72,261
Available-for-sale securities (Note 8)	59,409	162,589
Due from related parties (Note 6)	21,139	21,139

	107,430	256,774

Investment in and advances to Power Telecom (Note 3)	-	4,444,010

Goodwill (Note 3)	7,223,063	-

	7,330,493	4,700,784

Liabilities

Current
Bank indebtedness	7,578	6,004
Accounts payable and accrued liabilities	252,264	73,780
Debentures (Note 7)	25,000	25,000
Due to related parties (Note 6)	1,284,413	830,021

	1,569,255	934,805

Stockholders’ equity
Common stock and additional paid-in capital (Note 9)
Authorized
50,000 Preferred shares
100,000,000 Class A common shares, without par value
100,000,000 Class B non-voting common shares, without par value
Issued and outstanding
31 October 2008 – 70,013,817 Class A common shares
30 April 2008 – 58,409,039 Class A common shares	13,395,438	10,770,353
Obligation to issue shares (Note 12 (a))	22,877	147,338
Accumulated other comprehensive income	(50,284)	36,650
Deficit, accumulated during the development stage	(7,606,793)	(7,188,362)

	5,761,238	3,765,979

	7,330,493	4,700,784

Nature and Continuance of Operations (Note 1) and Commitments (Note 14)

On behalf of the Board:
Director                            Director
/s/ John Robertson                    /s/ Jennifer Lorette

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	For the period from the date of commencement of development stage on 1 May 2005 to 31 October 2008	For the three month period ended 31 October 2008	For the three month period ended 31 October 2007	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$	$	$	$

Revenue
Petroleum and natural gas sales	80,523	2,907	5,697	8,314	12,664

Operating expenses
Depletion and depreciation	5,897	-	338	-	601
Interest on convertible debentures	14,222	547	547	1,094	1,094
License	16,000	750	750	1,500	1,500
Office	599,439	185,068	14,406	248,402	17,308
Professional fees	620,119	35,056	27,656	107,355	52,631
Transfer agent and regulatory	31,213	4,340	1,812	6,445	3,678

Net loss before other items	(1,206,367)	(222,854)	(39,812)	(356,482)	(64,148)

Other items
Gain on sale of available-for-sale securities (Note 8)	104,670	-	-	-	1,920
Gain on license obligation	1,000	-	-	-	-
Gain on write-off of payables	63,487	-	-	-	-
Gain on settlement of obligation to issue shares	54,750	-	-	1,000	-
Loss from equity accounted investment (Note 3)	(76,535)	(39,698)	-	(40,072)	-
Impairment loss – petroleum interest (Note 12 (a))	(493,066)	(10,870)	(21,212)	(22,877)	(33,488)

Net loss before discontinued operations	(1,552,061)	(273,422)	(61,024)	(418,431)	(95,716)
Discontinued operations	(6,054,732)	-	-	-	-

Net loss	(7,606,793)	(273,422)	(61,024)	(418,431)	(95,716)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	74,124	(19,219)	45,185	(84,846)	15,929
Foreign company translation adjustment	(2,088)	(2,088)	-	(2,088)	-
Reclassification adjustment for gains included in net loss	(122,320)	-	-	-	(2,320)

Comprehensive loss	(7,657,077)	(294,729)	(15,389)	(505,365)	(82,107)

Basic and diluted loss per common share		(0.004)	(0.002)	(0.006)	(0.003)

Weighted average number of common shares		65,909,000	36,080,000	65,970,000	36,052,000
 (Unaudited)

The accompanying notes are an integral part of these interim consolidated financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of commencement of development stage on 1 May 2005 to 31 October 2008	For the six month period ended 31 October 2008	For the six month period ended 31 October 2007
	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(7,606,793)	(418,431)	(95,716)
Adjustments to reconcile loss to net cash used by operating activities
Assets written-off	455,957	-	-
Depreciation	189,109	-	-
Gain on shares cancelled	(10)	-	-
Gain on sale of available-for-sale securities	(104,670)	-	(19,279)
Gain on write-off of payables	(549,562)	-	-
Shares issued for services	630,125	-	-
Shares issued for convertible debenture interest	18,786	-	-
Gain on settlement of obligation to issue shares	(54,750)	(1,000)	-
Additional paid-in capital on settlement of obligation to issue shares	107,500	-	-
Warrants issued for services	18,681	-	-
Stock-based compensation	206,369	66,988	5,981
Depletion	4,074	-	601
Loss from equity accounted investment	76,535	40,072	-
Impairment loss on oil and gas properties	493,066	22,877	33,488
Change in operating assets and liabilities
Accounts receivable and other	41,576	48,181	4,818
Inventory	(28,615)	-	-
Accounts payable and accrued liabilities	1,245,139	368,035	60,839

	(4,857,483)	126,722	(9,268)

Cash flows from financing activities
Advances from related parties	1,369,495	-	45,784
Proceeds from issuance of common stock	4,330,327	20,000	6,250
Proceeds from convertible debentures	400,000	-	-
Proceeds from common stock subscribed	4,000	-	-

	6,103,822	20,000	52,034

Cash flows used in investing activities
Acquisition of Power Telecom, net of cash received	(346,753)	(146,753)	(50,000)
Purchase of property and equipment	(99,626)	-	-
Purchase of license	(250,000)	-	-
Increase in patent protection costs	(266,822)	-	-
Investment in oil and gas properties	(555,000)	-	-
Recoveries to oil and gas properties	277,500	-	-
Proceeds from sale of available-for-sale securities	104,990	-	2,240
Purchase of securities	(115,878)	-	-

	(1,251,589)	(146,753)	(47,760)

Effect of exchange rate changes on cash	(2,088)	(2,088)	-

Decrease in cash and cash equivalents	(7,338)	(2,119)	(4,994)

Cash and cash equivalents, beginning of period	-	(5,219)	12,285

Cash and cash equivalents, end of period	(7,338)	(7,338)	7,291

Supplemental Disclosures with Respect to Cash Flows (Note 15)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Class A Common Stock and Additional Paid-In Capital
	Shares #	Amount $	Obligation To issue Shares $	Deficit Accumulated During the Development Stage $	Total Stockholders’ Equity (Deficit) $

Balance – 13 December 1994 (Date of inception)	-	-	-	-	-
Shares issued for cash	100	10	-	-	10
Shares issued for technology	6,000,000	1	-	-	1
Stock issued for cash pursuant to:
Private placement	700,000	70,000	-	-	70,000
Public offering memorandum	336,333	252,250	-	-	252,250
Net loss for the period	-	-	-	(83,615)	(83,615)

Balance – 30 April 1995	7,036,433	322,261	-	(83,615)	238,646
Shares previously issued, donated back and cancelled	(100)	(10)	-	-	(10)
Shares issued for cash pursuant to options exercised	210,000	52,500	-	-	52,500
Net loss for the year	-	-	-	(480,298)	(480,298)

Balance – 30 April 1996	7,246,333	374,751	-	(563,913)	(189,162)
Shares issued for cash pursuant to:
Private placement	722,000	1,124,500	-	-	1,124,500
Options exercised	224,000	140,500	-	-	140,500
Shares issued for services	25,000	8,333	-	-	8,333
Net loss for the year	-	-	-	(1,044,516)	(1,044,516)

Balance – 30 April 1997	8,217,333	1,648,084	-	(1,608,429)	39,655
Shares issued for cash pursuant to:
Public offering memorandum	263,667	197,750	-	-	197,750
Options exercised	87,500	26,875	-	-	26,875
Private placement	7,000	15,750	-	-	15,750
Private placement and foreign units offering	575,600	1,007,300	-	-	1,007,300
Shares issued for services	169,250	260,125	-	-	260,125
Net loss for the year	-	-	-	(1,633,047)	(1,633,047)

Balance – 30 April 1998	9,320,350	3,155,884	-	(3,241,476)	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	-	-	500
Private placement and foreign units offering	95,000	166,250	-	-	166,250
Private placement	200,000	200,000	-	-	200,000
Exercise of warrants	48,000	84,000	-	-	84,000
Shares issued for services	132,000	230,640	-	-	230,640
Shares issued pursuant to conversion of convertible debentures including accrued interest	471,508	345,520	-	-	345,520
Net loss for the year	-	-	-	(1,219,435)	(1,219,435)

Balance – 30 April 1999	10,268,858	4,182,794	-	(4,460,911)	(278,117)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Class A Common Stock and Additional Paid-In Capital
	Shares #	Amount $	Obligation To issue Shares $	Deficit Accumulated During the Development Stage $	Accumulated Other Comprehensive Income $	Total Stockholders’ Equity (Deficit) $

Balance – 30 April 1999	10,268,858	4,182,794	-	(4,460,911)	-	(278,117)
Shares issued for cash pursuant to:
Private placement	968,902	484,451	-	-	-	484,451
Options exercised	2,500	2,500	-	-	-	2,500
Warrants exercised	18,125	30,938	-	-	-	30,938
Shares issued pursuant to conversion of convertible debentures including accrued interest	62,854	38,266	-	-	-	38,266
Net loss for the year	-	-	-	(572,169)	-	(572,169)

Balance – 30 April 2000	11,321,239	4,738,949	-	(5,033,080)	-	(294,131)
Shares issued to settle debt	267,048	211,781	-	-	-	211,781
Shares issued pursuant to conversion of convertible debentures including accrued interest	12,358	10,875	-	-	-	10,875
Net loss for the year	-	-	-	(755,406)	-	(755,406)

Balance – 30 April 2001	11,600,645	4,961,605	-	(5,788,486)	-	(826,881)
Net loss for the year	-	-	-	(752,321)	-	(752,321)

Balance – 30 April 2002	11,600,645	4,961,605	-	(6,540,807)	-	(1,579,202)
Shares issued for cash pursuant to a private placement	944,250	188,850	-	-	-	188,850
Shares issued to settle related party debt	22,698,667	680,960	-	-	-	680,960
Net income for the year	-	-	-	304,576	-	304,576
Unrealized gain on available-for-sale securities	-	-	-	-	4,800	4,800

Balance – 30 April 2003	35,243,562	5,831,415	-	(6,236,231)	4,800	(400,016)
Net income for the year	-	-	-	119,993	-	119,993
Unrealized gain on available-for-sale securities	-	-	-	-	27,019	27,019

Balance – 30 April 2004	35,243,562	5,831,415	-	(6,116,238)	31,819	(253,004)
Net loss for the year	-	-	-	(42,726)	-	(42,726)
Unrealized gain on available-for-sale securities	-	-	-	-	44,178	44,178

Balance – 30 April 2005	35,243,562	5,831,415	-	(6,158,964)	75,997	(251,552)
Obligation to issue shares	-	-	53,425	-	-	53,425
Net loss for the year	-	-	-	(59,428)	-	(59,428)
Unrealized gain on available-for-sale securities	-	-	-	-	140,700	140,700

Balance – 30 April 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Class A Common Stock and Additional Paid-In Capital
	Shares #	Amount $	Obligation To issue Shares $	Deficit Accumulated During the Development Stage $	Accumulated Other Comprehensive Income $	Total Stockholders’ Equity (Deficit) $

Balance – 30 April 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue agreement	279,477	53,425	(53,425)	-	-	-
Shares issued for cash pursuant to a private placement	500,000	200,000	-	-	-	200,000
Obligation to issue shares	-	-	62,446	-	-	62,446
Stock-based compensation	-	48,710	-	-	-	48,710
Net loss for the year	-	-	-	(24,619)	-	(24,619)
Unrealized gain on available-for-sale securities	-	-	-	-	(18,332)	(18,332)
Reclassification adjustment on sale of available-for-sale securities	-	-	-	-	(120,000)	(120,000)

Balance – 30 April 2007	36,023,039	6,133,550	62,446	(6,243,011)	78,365	31,350
Shares issued for cash pursuant to:
Private placement	58,000	21,903	-	-	-	21,903
Options exercised	137,500	27,500	-	-	-	27,500
Warrants exercised	40,000	16,000	-	-	-	16,000
Shares issued for services	149,500	74,075	-	-	-	74,075
Settlement of obligation to issue shares	-	107,500	-	-	-	107,500
Shares issued pursuant to exercise of option to purchase investment in Power Telecom (Note 3)	22,000,000	4,280,473	-	-	-	4,280,473
Fair value of warrants issued for services	-	18,681	-	-	-	18,681
Common stock subscribed	-	-	4,000	-	-	4,000
Obligation to issue shares	-	-	80,892	-	-	80,892
Stock-based compensation	-	90,671	-	-	-	90,671
Net loss for the year	-	-	-	(945,351)	-	(945,351)
Unrealized gain on available-for-sale securities	-	-	-	-	(39,395)	(39,395)
Reclassification adjustment on sale of available-for-sale securities	-	-	-	-	(2,320)	(2,320)

Balance – 30 April 2008	58,408,039	10,770,353	147,338	(7,188,362)	36,650	3,765,979
Obligation to issue shares	-	-	42,877	-	-	42,877
Settlement of obligation to issued shares	605,778	167,338	(167,338)	-	-	-
Shares issued pursuant to exercise of option to purchase investment in Power Telecom (Note 3)	11,000,000	2,390,759	-	-	-	2,390,759
Stock-based compensation	-	66,988	-	-	-	66,988
Net loss for the period	-	-	-	(418,431)	-	(418,431)
Foreign company translation adjustment	-	-	-	-	(2,088)	(2,088)
Unrealized gain on available-for-sale securities	-	-	-	-	(84,846)	(84,846)

Balance – 31 October 2008	70,013,817	13,395,438	22,877	(7,606,793)	(50,284)	5,761,238

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

1.           Nature and Continuance of Operations

IAS Energy, Inc. was incorporated on 13 December 1994 pursuant to the Laws of the State of Oregon. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On 24 May 2007, the Company changed its name to IAS Energy, Inc.  The Company had been previously pursuing the development of oil and gas properties and, effective 1 February 2008, the Company changed its principal operations to acquiring and developing a video-sharing website, as described in Note 3.

These interim consolidated financial statements include the accounts of the Company and its 60% owned subsidiary, Power Telecom Limited (“Power Telecom”), since the date the Company acquired control on 3 September 2008.

The Company’s interim consolidated financial statements as at 31 October 2008 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $418,431 for the six month period ended 31 October 2008 (31 October 2007 - $95,716) and has a working capital deficit of $1,461,825 at 31 October 2008 (30 April 2008 - $678,031).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 October 2008, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Basis of accounting

These interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

Principles of consolidation

All significant inter-company balances and transactions have been eliminated.

Fiscal period

The Company’s fiscal year ends on 30 April.

Risks and uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change.  The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about he carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of issuance to be cash equivalents.

Available-for-sale securities

Available-for-sale securities are recorded at market. Unrealized gains and losses on such securities are reported in comprehensive income in the period they occur.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, consolidated financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

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

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

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

Revenue recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

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

Research and development

Research and development costs are expensed as incurred.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS 60”.  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of SFAS 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with GAAP” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for periods beginning after 15 November 2008.  The Company is currently reviewing the effect, if any, that the adoption of this statement will have the Company’s financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

3.	Acquisition

On 26 November 2007, the Company entered into an Equity Share Purchase Agreement (the “Agreement”) with all of the stockholders of Power Telecom, a corporation organized under the laws of Hong Kong. Pursuant to the Agreement the Company, at its option, has the right to purchase all of the issued and outstanding shares of capital stock of Power Telecom (the “Shares”).  The consideration to be paid under the Agreement consists of 55,000,000 Class A shares of common stock of the Company and stock options for the purchase of 1,000,000 Class A shares of common stock of the Company.  In addition, the Company is required to make cash payments to Power Telecom totaling $650,000 towards the further development of Power Telecom’s business.  Power Telecom owns the rights to the Chinese website www.video1314.com, an information sharing website.  The Company paid a non-refundable deposit of $50,000 to Power Telecom upon execution of the Agreement.

Pursuant to the Agreement, the Company received a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom in stages as described below:

(i)
To purchase an initial 20% interest in Power Telecom, the Company must issue 10,000,000 Class A common shares, pay $50,000 to Power Telecom and issue 1,000,000 Class A common shares as a finder’s fee. The Company exercised this option on 26 November 2007. The 11,000,000 common shares issued were recorded at a fair value of $1,880,032.

(ii)
To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $100,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee. The Company exercised this option on 5 March 2008. The 11,000,000 common shares issued were recorded at a fair value of $2,400,441.

(iii)
To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee. The Company exercised this option on 3 September 2008. The 11,000,000 common shares issued were recorded at a fair value of $2,390,759.

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

Upon execution of the Agreement, the Company granted 1,000,000 stock options to purchase 1,000,000 Class A common shares of the Company at a price of $0.33 per share for a period of five years. The 1,000,000 stock options were recorded at a fair value of $267,954. The options vest as to 12.5% upon grant date and an additional 12.5% every 90 days thereafter.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

In accordance with SFAS No. 141, “Business Combinations”, acquisitions are accounted for under the purchase method of accounting.  Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

Effective 3 September 2008, the Company earned a 60% interest in Power Telecom by having issued 33,000,000 Class A shares of common stock of the Company, advancing $350,000 to Power Telecom for working capital purposes and having granted 1,000,000 stock options.

Up until 2 September 2008, the Company’s 40% investment in Power Telecom was accounted for using the equity method with the Company’s share of losses being $76,535 since acquisition.  Upon earning the 60% interest, the acquisition was accounted for using the purchase method and the consolidated statements of operations and cash flows include the results of operations of Power Telecom from 3 September 2008 to 31 October 2008.  The losses applicable to the non-controlling interest of Power Telecom have been allocated only to the Company’s interest as the losses exceed the non-controlling interest in the common shares of Power Telecom.

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

	$
Assets purchased:
Cash and cash equivalents		3,247
Receivables, prepaids and other current assets		2,562
Goodwill		7,223,063

Total assets acquired		7,228,872

Liabilities assumed:
Accounts payable and accrued liabilities		(284,177)

Total liabilities assumed		(284,177)

Purchase price		6,944,695

Goodwill recognized in the above transactions amounted to $7,223,063 and this amount is expected to be non-deductible for tax purposes.
The shares issued for the above investment have the following restrictions:

(a)	Holding period of six months;

(b)	After the six-month holding period, the number of shares to be sold during any 90-day period cannot exceed 1% of the outstanding shares of the same class;

(c)	The sales must be handled as routine transactions with no solicitation; and

(d)	A notice has to be filed with the SEC on Form 144 if the sale involves more than 500 shares or the aggregate dollar amount is greater than $10,000 in any 90-day period.

The first tranche of 11,000,000 shares issued on 26 November 2007, used the five-day average trading price of $0.23, before the announcement was made 23 October 2007, in the calculation of the fair value.

The second tranche of 11,000,000 shares issued on 5 March 2008, used the five-day average trading price of $0.28 in the calculation of the fair value.

The third tranche of 11,000,000 shares issued on 3 September 2008, used the five-day average trading price of $0.24 in the calculation of the fair value.

Since these shares have trading restrictions, the aggregate fair value was calculated using the above prices, over the estimated time (based on trading restrictions) to achieve free trading status, using a 10% discount factor.

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Power Telecom for the six month period ended 31 October 2008 as if the acquisitions had occurred at 1 May 2008, including the issuance of the Company’s common shares as consideration for the acquisition of Power Telecom.

	Consolidated Pro Forma

	Six months ended 31 October 2008
	$

Revenues		10,880
Net loss		(565,353)
Basic and diluted loss per common share		(0.009)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

The amounts of revenue and net loss of Power Telecom since the acquisition date included in the interim consolidated income statement for the six month period ended 31 October 2008 are $3 and $(46,742), respectively.

The unaudited consolidated pro forma financial information does not include adjustments to remove certain private company expenses, which may not be incurred in future periods.  Similarly, the unaudited consolidated pro forma financial information does not include adjustments for additional expenses, such as rent, insurance, and other expenses that would have been incurred subsequent to the acquisition date.   The unaudited consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Power Telecom been a single entity during these periods.

4.	Asset Retirement Obligation

The total future asset retirement obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods.  Although the Company’s wells are producing, the Company has estimated the total ARO to be $Nil as at 31 October 2008 (2007 - $Nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

5.	Accounts Receivable and Other

	31 October 2008		30 April 2008
		$	$

Accounts receivable	2,580			-
Accrued revenues from petroleum interests	6,802			3,052
Prepaid expenses	17,260			69,209

Total	26,642			72,261

6.	Related Party Transactions

As at 31 October 2008, the Company owed related parties controlled or significantly influenced by the President of the Company $1,284,413 (30 April 2008 - $830,021) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at 31 October 2008, the Company was owed by related companies controlled or significantly influenced by the President of the Company $21,139 (30 April 2008 - $21,139) comprised of advances and/or expenses paid by the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

During the period ended 31 October 2008, the Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal services amounting to $25,962 (2007 - $4,016).

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

On 7 April 2008, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Knox and Laurel Counties, Kentucky.  In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the period, both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells.  As such, the $25,000 paid to the Company will be applied against future revenue until the balance is fully depleted.

The Company shares office space with companies with related directors and officers.  The Company occupied this space rent-free during the six month period ended 31 October 2008.

7.	Debentures

On 15 June 1997, the Company offered three-year 8¾% interest debentures.  As at 31 October 2008, $25,000 of debentures remains outstanding.  Interest is due annually.

8.	Available-For-Sale Securities

	31 October 2008
	Cost $	Gross Unrealized Gains/ (Losses) $	Fair Value $

124,710 common shares of Reg Technologys Inc. (“Reg”)	12,471	9,977	22,448
744,340 common shares of Teryl Resources Corp. (“Teryl”)	113,753	(76,792)	36,961

Total	126,224	(66,815)	59,409

The above available-for-sale securities have been accounted for using the fair value method. Reg and Teryl are companies that have certain directors in common with the Company.  During the six month period ended 31 October 2008, the Company sold Nil common shares (31 October 2007 - 4,000 common shares) of Reg for proceeds of $Nil (31 October 2007 - $2,240) resulting in a gain of $Nil (31 October 2007 - $1,920).  During the six month period ended 31 October 2008, the Company sold Nil common shares (31 October 2007 - Nil) of Teryl for proceeds of $Nil (31 October 2007 - $Nil) resulting in a gain of $Nil (31 October 2007 - $Nil).

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

9.	Common Stock

(a)
On 5 September 2008, the Company issued 100,000 units at $0.20 per unit pursuant to a private placement for cash proceeds of $20,000, received during the three month period ended 31 July 2008.  Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase one additional share at an exercise price of $0.25 per share for one year, expiring on 5 September 2009.

(b)
On 3 September 2008, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $2,390,759.

(c)	On 21 July 2008, the Company issued 495,778 Class A common shares to a private company controlled by the President of the Company to fulfill its obligation per agreement, as described in Note 12.

(d)
On 28 May 2008, the Company issued 10,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $4,000, received during the 30 April 2008 year end.  Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase one additional Class A common share at an exercise price of $0.50 per share for one year, expiring 28 May 2009.

(e)
On 5 March 2008, in accordance with the terms of the option agreement as described in Note 11, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair valu e of the total shares issued is $2,400,441.

(f)
On 12 February 2008, the Company issued 33,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $12,704, net of issue costs of $496. Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase an additional share at an exercise price of $0.50 per share for one year, expiring on 12 February 2009.

(g)
On 28 January 2008, the Company issued 25,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801. Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase on additional share at an exercise price of $0.50 per share for one year, expiring on 28 January 2009.

(h)
On 26 November 2007, in accordance with the terms of the option agreement as described in Note 11, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $1,880,032.

(i)	On 29 October 2007, the Company issued 49,500 Class A common shares for services with a fair value of $42,075.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

(j)
On 31 August 2007, the Company issued 100,000 units, each unit consisting of one Class A common share and one share purchase warrant, for services. Each warrant entitles the holder to acquire one additional Class A share for $0.40, until 31 August 2009. The fair value of the shares and warrants were $32,000 and $18,681, respectively.

(k)	During the year ended 30 April 2008, the Company issued 137,500 Class A common shares at $0.20 per share upon the exercise of stock options for proceeds of $27,500.

(l)	During the year ended 30 April 2008, the Company issued 40,000 Class A common shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000.

10.	Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class A common shares to certain key directors and employees, approved and registered 2 October 1996, as amended. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

On 22 October 2007, the Company approved the 2007 Stock Option Plan to issue up to 2,000,000 Class A common shares to directors and employees and registered them on Form S-8 with the Securities and Exchange Commission.

The following table summarizes stock option plan activities:

	Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value $

Outstanding, 1 May 2008	2,212,500	0.29
Granted	-	-
Exercised	-	-
Expired	(37,500)	0.20

Outstanding, 31 October 2008	2,175,000	0.29	3.53	-

Exercisable at end of period	725,000	0.31	3.72	-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

The following options were outstanding at 31 October 2008:

Expiry Date	Exercise price $	Number of options	Remaining contractual life (years)

20 November 2011	0.20	1,075,000	3.05
23 October 2012	0.33	1,000,000	3.98
7 November 2012	0.96	100,000	4.02

Options Outstanding		2,175,000

Options Exercisable	725,000

At 31 October 2008, there was $334,919 of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 48 months.  The total fair value of stock options vested during the six months ended 31 October 2008 and 2007 was $66,988 and $Nil, respectively.

A summary of the status of the Company’s non-vested stock options as of 31 October 2008 and changes during the six months ended 31 October 2008 is presented below:

	Stock Options #	Weighted Average Grant Date Fair Value $

Non-vested at 1 May 2008	1,700,000	0.29
Granted	-	-
Vested	(250,000)	0.27

Non-vested at 31 October 2008	1,450,000	0.29

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Warrants #	Weighted Average Grant Date Fair Value $

Balance – 30 April 2008	368,000	0.42
Issued	110,000	0.17
Exercised	-	-
Expired	(210,000)	0.40

Balance – 31 October 2008	268,000	0.21

The following warrants were outstanding at 31 October 2008:

	Exercise Price $	Number of Warrants

14 February 2009	0.50	58,000
28 May 2009	0.50	10,000
31 August 2009	0.40	100,000
5 September 2009	0.50	100,000

Warrants outstanding		268,000

12.	Oil and Gas Properties

	30 April 2008 Net Carrying Value $	Acquisition/ Impairment $	Depletion $	31 October 2008 Net Carrying Value $

Proved properties, Kentucky & Texas, USA	474,263	22,877	-	497,140
Depletion	(4,074)	-	-	(4,074)
Impairment	(470,189)	(22,877)	-	(493,066)

Net carrying value	-	-	-	-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

(a)
The Company entered into an agreement dated 6 April 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 775,255) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To 31 October 2008, revenue from the wells was approximately $44,808. During the six-month period ended 31 October 2008, the Company received/accrued $4,296 of revenue from the wells. The approximately 122,790 shares of restricted common stock issuable at 31 October 2008 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $22,877 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $207,633 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the six-month period ended 31 October 2008, $22,877 (31 October 2007 - $33,488) of impairment loss was incurred.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

(b)
On 4 May 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well and has the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18-month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI.   On 18 May 2006, the Company entered into an agreement with Teryl, a public company related by common directors and officers, to farm-out a 40% working interest, outlined above, subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells.  The Company received $277,500 from Teryl during the year ended 30 April 2007, representing 50% of the cost of drilling the first, second and third wells.  On 28 September 2006, the Company assigned a 20% working interest (12% net revenue interest) in the third well drilled as part of a financing agreement.

To 31 October 2008, the Company’s portion of the revenue from the wells was approximately $35,715. During the six month period ended 31 October 2008, the Company received/accrued $4,018 of revenues from the wells.

13.	Income Tax

As at 31 October 2008, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $7,606,793 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2029.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

14.	Commitments

(i)
By sublicense agreements dated 10 July 1995, the Company was granted an exclusive worldwide sublicense by Integral Concepts Inc. (“ICI”) and West Virginia University Research Corporation (“WVURC”) to the Contrawound Toroidal Helical Antenna (“CTHA”) technology, excluding all military and governmental applications and resulting procurement interests. On 17 March 2005, the Company entered into settlement and release agreements with each of ICI and WVURC to terminate the 10 July 1995 agreements. Accordingly, the Company was released from all previously accrued royalty fees.

On 17 March 2005, the Company entered into a non-exclusive license agreement with WVURC for the development, manufacture, use and sale of the CTHA technology. The agreement was retroactively effective on 15 January 2005. The terms of the non-exclusive sublicense agreement are as follows:
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
(ii)
On 31 August 2007, the Company entered into an agreement with America West Pacific International Invest Corporation (“America West”) to provide public and investor relations for a period of eighteen months. America West was issued 100,000 common shares of the Company and 100,000 share purchase warrants to acquire 100,000 common shares at $0.40 per share for a period of two years, expiring on 31 August 2009. America West will also receive 15% of any funds they raise for the Company, which will be paid 10% in cash and 5% in common shares. The fair value of the 100,000 common shares and warrants issued was $50,681 of which $39,419 was charged to professional fees and $11,262 is included in prepaid expenses.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 October 2008

15.	Supplemental Disclosures with Respect to Cash Flow

	Cumulative from 13 December 1994 (date of inception) to 31 October 2008 $	Six months ended 31 October 2008 $	Six months ended 31 October 2007 $

Non-cash investing and financing activities
Issue of common stock to settle related party debt	892,741	-	-
Issue of common stock for convertible debentures and accrued interest converted	394,661	-	-
Issue of common stock for technology	1	-	-
Issue of common stock to an officer donated back and cancelled	(10)	-	-
Issue of common stock for services	573,173	-	-
Issue of common stock for revenue interest	196,763	143,338	-
Issue of common stock for investment	6,671,232	2,390,759	-

Supplemental disclosures
Interest paid on convertible debentures	14,222	1,094	1,094
Income tax paid	-	-	-

Cash and cash equivalents consists of
Cash	240	240	7,291
Bank indebtedness	(7,578)	(7,578)	-
	(7,338)	(7,338)	7,291

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

As used in this Quarterly Report, the terms "we," "us," "our,” and “IAS” mean IAS Energy, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

We have an interest in three producing oil and gas wells in Texas with Anadarko Petroleum Corporation as the operator, and three producing gas wells in Kentucky with Young Operating Company, of Kentucky, as operator. We have an option to drill up to 24 gas wells in Kentucky to earn a 60% net revenue interest. The Company does not plan to drill additional wells in Kentucky.

On November 26, 2007, we entered into an Option Agreement (the “Option Agreement”) with each of the two shareholders (the “Vendors”) of Power Telecom Limited (“Power Telecom”), a company incorporated in Hong Kong, for the option to acquire up to 100% of the outstanding shares of Power Telecom in consideration for the issuance of up to 50,000,000 Class A shares of common stock of the Company, the requirement to invest up to $650,000 towards the further development of Power Telecom’s business and the issuance of up to an additional 5,000,000 Class A shares of common stock as a finder’s fee. Power Telecom owns 100% of the rights to the Chinese website http://www.video1314.com.

On September 3, 2008, the Company completed the third option exercise, pursuant to the Option Agreement, and now holds an aggregate of 6,000 shares of Power Telecom’s common stock representing 60% of the issued and outstanding equity and voting interests of Power Telecom.  Following completion of the third option exercise, IAS has paid Power Telecom an aggregate of $350,000 cash, for working capital purposes, issued an aggregate of 30,000,000 shares of its common stock to the Vendors, and issued an aggregate of 3,000,000 shares of its common stock as a finders fee, for the first, second and third options.

Further options include the following:

1)
To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee.

2)
To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class “A common shares as a finder’s fee.

The Company does not intend to exercise the additional 40% interest in Power Telecom Limited of Hong Kong. Power Telecom Limited owns the rights to the Chinese web site www.video1314.com. Video1314 is a fast growing Chinese Web 2.0 platform (similar to www.youtube.com) that allows users to share videos, music, and audio as well as sell goods and services using videos in its marketplace. Since its launch, Video1314 has attracted millions of users and is fast becoming one of Asia’s top Web2.0 destinations. Video1314 currently serves the Greater China region, which includes Mainland China, Hong Kong, Macau and Taiwan. The features of the site are focused on free online photo, video and audio sharing; a marketplace to buy and sell goods using video, photo and audio technologies; and online educational gaming.

As of 31 October 2008, the Company has advanced a total of $350,000 and issued 33,000,000 shares to acquire a 60% interest in Power Telecom.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficiency of $1,461,825 as at October 31, 2008, which our auditors have stated raises substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders.

The following discussion of our financial condition, changes in financial condition and results of operations for the six-month period ended October 31, 2008 and October 31, 2007 should be read in conjunction with our most recent audited annual financial statements for the financial year ended April 30, 2008, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The interim consolidated financial statements for the six months ended October 31, 2008 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the interim consolidated financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in note 1. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Six months ended October 31, 2008 (“2008”) compared to the six months ended October 31, 2007 (“2007”)

Summary

	Six Months Ended October 31,
				Percentage
				Increase /
	2008		2007	(Decrease)
	$			$	%

Revenue		8,314	12,664	(34.3)
Expenses		(364,796)	(76,812)	374.9
Other Income (Loss)		(61,949)	(31,568)	96.2

Net Income (Loss)		(418,431)	(95,716)	337.2

Expenses

Our expenses for the six months ended October 31, 2008 and 2007 consisted of the following:

	Six Months Ended October 31,
				Percentage
				Increase /
	2008		2007	(Decrease)
	$			$	%

General and administrative:
Depletion and depreciation		–	601	(100.0)
Interest on convertible debentures		1,094	1,094	Nil
License		1,500	1,500	Nil
Office		248,402	17,308	1,335.2
Professional fees		107,355	52,631	103.9
Transfer agent and regulatory		6,445	3,678	75.3

Total		364,796	76,812	374.9

The increase of $287,984 in our administrative expenses for the six months ended October 31, 2008 as compared to the six months ended October 31, 2007 was attributable to the increase in office expenses of $231,094; an increase of  $54,724 in professional fees; and an increase of $ 2,767 in transfer agent and regulatory due to additional administration and regulatory costs associated with the acquisition of Video1314.com.

Revenues

We earned $8,314 in revenue from our oil and gas wells during the six months ended October 31, 2008.   We do not expect to earn any other sources of revenue in the near future except advertising revenue from Video1314.com

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2008	At April 30, 2008
Current Assets	$107,430	$256,774
Current Liabilities	(1,569,255)	(934,805)

Working Capital (Deficit)	$(1,461,825)	$(678,031)

Cash Flows
	Six Months Ended October 31,
	2008	2007
Cash Flows (Used In) Operating Activities	$126,722	$(9,268)
Cash (Used In) Investing Activities	(146,753)	(47,760)
Cash Flows From Financing Activities	20,000	52,034
Effect of Exchange Rate Changes on Cash	(2,088)	-

Net (Decrease) In Cash During Period	$(2,119)	$(4,994)

During the six months ended October 31, 2008, we financed our operations by receiving $20,000 from subscriptions for our common stock as compared to $6,250 in 2007.  During the quarter ended October 31, 2007, we received financial support from related parties in the amount of $45,748 compared to $nil for the same period in 2008. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

During the six months ended October 31, 2008, we paid $150,000 to Power Telecom to complete the option payment for the exercise of the third option.

Our cash position as at the end of October 31, 2008 was $(7,338) ($5,291 at April 30, 2008), and our working capital deficit as at October 31, 2008 was $1,461,825 compared to $678,031 as at April 30, 2008.  We anticipate that we will need $500,000 to finance our operations over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities. Working capital is not adequate to meet development costs for the next twelve months.

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

We anticipate that our cash requirements for the next twelve months ending October 31, 2009 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the interim consolidated financial statements for the six months ended October 31, 2008, attached hereto to this Form 10-Q.

Basis of accounting

The interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

Principles of consolidation

All significant inter-company balances and transactions have been eliminated.

Fiscal period

The Company’s fiscal year ends on 30 April.

Risks and uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change.  The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about he carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of issuance to be cash equivalents.

Available-for-sale securities

Available-for-sale securities are recorded at market. Unrealized gains and losses on such securities are reported in comprehensive income in the period they occur.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Investment

Equity investments in other companies in which the Company exercises significant influence but not control and is not the primary beneficiary are accounted for using the equity method whereby the financial statements include the Company’s share of income (loss) of the investee.

Financial instruments

(i) Fair Value

The carrying values of cash, accounts receivable, available-for-sale securities, accrued revenues, accounts payable, accrued liabilities, due to/from related parties and debentures approximate their fair values because of the short-term maturity of the financial instruments.

(ii)           Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(iii)           Credit Risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

(iv)           Currency Risk

The Company’s functional and reporting currency is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of the financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, consolidated financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Revenue recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefits of net operating losses have not been recognized in the financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Research and development

Research and development costs are expensed as incurred.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS 60”.  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of SFAS 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with GAAP” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for periods beginning after 15 November 2008.  The Company is currently reviewing the effect, if any, that the adoption of this statement will have the Company’s financial statements.

Progress Report from August 1, 2008 to December 19, 2008

Video1314.com

On November 26, 2007 we entered into an option agreement (“Option Agreement”) with each of the two shareholders of Power Telecom Limited, (Mr. Samuel Kam [“Kam”] and Biotonus Clinique Bon Port (Hong Kong) Limited [“Biotonus”]; together Kam and Biotonus shall be referred to as the “Vendors”) and Power Telecom Limited, to acquire up to a 100% interest in Power Telecom.

Pursuant to the Option Agreement, the Vendors granted the Company a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom. The Company may issue up to 55 million shares of common stock of the Company in exchange for up to all outstanding shares of Power Telecom held by the Vendors, and finder’s fees. Additionally, the Company may invest up to an aggregate of $650,000 cash in Power Telecom as a capital contribution.

Effective September 3, 2008, we completed the exercise of the third option, made a payment of $150,000, and issued 10,000,000 common shares to acquire a further 20% interest in Power Telecom for a total holding of 60%. Additionally, we issued one million shares of our common stock to Ramon Mabanta as a finder’s fee.

In September 2008, the board of directors of IAS Energy appointed Samuel Kam as Chairman of IAS Energy, Inc.  Additionally, during the week of September 22, 2008, Video1314.com received a record 934,147 hits to its web site in a single day, which is close to the goal of 1,000,000 hits per day.

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

There was no significant change in our internal control over financial reporting that occurred during the six months ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

PART II   OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS.

The Company is a smaller reporting company and is not required to provide the disclosure under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On 5 September 2008, the Company issued 100,000 units at $0.20 per unit pursuant to a private placement for cash proceeds of $20,000, received during the three month period ended 31 July 2008.  Each unit consists of one Class A common share and one warrant.  Each warrant enables the holder to purchase one additional share at an exercise price of $0.25 per share for one year, expiring on 5 September 2009.

(b)
On 3 September 2008, in accordance with the terms of the Option Agreement as described herein and in Note 3 to our interim consolidated financial statements for the six months ended October 31, 2008, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom Limited (“Power Telecom”). In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $2,390,759.

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

Dated: December 19, 2008                                                              IAS Energy, Inc.

By:           /s/ John G. Robertson

John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

By:           /s/ James Vandeberg

James Vandeberg, Chief Operating Officer and

Chief Financial Officer

(Principal Financial Officer)