Form 10-Q
period 2009-01-31
IAS ENERGY, INC.
filed 2009-03-20
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
March 19, 2009
Common – 70,013,817 shares

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of IAS Energy, Inc. (“we,” “us,” “our,” “the Company” and “IAS”) as of January 31, 2009 and for the nine months ended January 31, 2009 and January 31, 2008 are attached hereto. Our interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim consolidated financial statements for the nine months ended January 31, 2009 and January 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these interim consolidated financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s April 30, 2008 audited financial statements.

Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

IAS Energy, Inc.
(A Development Stage Company)

Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2009	As at 30 April 2008 (Audited)
	$	$
Assets

Current
Cash	459	785
Accounts receivable and other (Note 5)	28,683	72,261
Available-for-sale securities (Note 8)	78,092	162,589
Due from related parties (Note 6)	18,564	21,139

	125,798	256,774

Investment in and advances to Power Telecom (Note 3)	-	4,444,010

Goodwill (Note 3)	7,223,063	-

	7,348,861	4,700,784

Liabilities

Current
Bank indebtedness	-	6,004
Accounts payable and accrued liabilities	337,530	73,780
Debentures (Note 7)	25,000	25,000
Due to related parties (Note 6)	1,305,411	830,021

	1,667,941	934,805

Stockholders’ equity
Common stock and additional paid-in capital (Note 9)
Authorized
50,000 Preferred shares
100,000,000 Class A common shares, without par value
100,000,000 Class B non-voting common shares, without par value
Issued and outstanding
31 January 2009 – 70,013,817 Class A common shares
30 April 2008 – 58,409,039 Class A common shares	13,428,932	10,770,353
Obligation to issue shares (Note 12(a))	18,609	147,338
Accumulated other comprehensive income	(34,487)	36,650
Deficit, accumulated during the development stage	(7,732,134)	(7,188,362)

	5,680,920	3,765,979

	7,348,861	4,700,784

Nature and Continuance of Operations (Note 1) and Commitments (Note 14)

The accompanying notes are an integral part of these interim consolidated financial statements. (F-1)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of commencement of development stage on 1 May 2005 to 31 January 2009	For the three month period ended 31 January 2009	For the three month period ended 31 January 2008	For the nine month period ended 31 January 2009	For the nine month period ended 31 January 2008
	$	$	$	$	$
Revenue
Petroleum and natural gas sales	89,303	8,780	5,121	17,094	17,785
Service revenue	2,575	2,575	-	2,575	-

	91,878	11,355	5,121	19,669	17,785

Operating expenses
Depletion and depreciation	5,897	-	192	-	793
Interest on convertible debentures	14,769	547	547	1,641	1,641
License	16,500	500	750	2,000	2,250
Office	713,186	116,319	128,660	364,721	145,968
Professional fees	643,437	20,746	61,509	128,101	114,140
Transfer agent and regulatory	34,065	2,852	2,059	9,297	5,737

Net loss before other items	(1,335,976)	(129,609)	(188,596)	(486,091)	(252,744)

Other items
Gain on sale of available-for-sale securities (Note 8)	104,670	-	-	-	1,920
Gain on license obligation	1,000	-	-	-	-
Gain on write-off of payables	63,487	-	-	-	-
Gain on settlement of obligation to issue shares	54,750	-	-	1,000	-
Loss from equity accounted investment (Note 3)	(76,535)	-	-	(40,072)	-
Impairment gain (loss) – petroleum interest (Note 12(a))	(488,798)	4,268	(24,590)	(18,609)	(58,078)

Net loss before discontinued operations	(1,677,402)	(125,341)	(213,186)	(543,772)	(308,902)
Discontinued operations	(6,054,732)	-	-	-	-

Net loss	(7,732,134)	(125,341)	(213,186)	(543,772)	(308,902)

Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	89,599	15,475	(18,021)	(69,371)	(2,092)
Foreign company translation adjustment	(1,766)	322	-	(1,766)	-
Reclassification adjustment for gains included in net loss	(122,320)	-	-	-	(2,320)

Comprehensive loss	(7,766,621)	(109,544)	(231,207)	(614,909)	(313,314)

Basic and diluted loss per common share		(0.002)	(0.005)	(0.008)	(0.008)

Weighted average number of common shares used in per share calculations		70,013,000	44,164,000	64,797,000	38,756,000

The accompanying notes are an integral part of these interim consolidated financial statements. (F-2)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of commencement of development stage on 1 May 2005 to 31 January 2009	For the nine month period ended 31 January 2009	For the nine month period ended 31 January 2008
Cash flows used in operating activities	$	$	$
Net loss for the period	(7,732,134)	(543,772)	(308,902)
Adjustments to reconcile loss to net cash used by operating activities
Assets written-off	455,957	-	-
Depreciation	189,109	-	-
Foreign exchange on securities	-	-	(12,255)
Gain on shares cancelled	(10)	-	-
Gain on sale of available-for-sale securities	(104,670)	-	(1,920)
Gain on write-off of payables	(549,562)	-	-
Shares issued for services	630,125	-	-
Shares issued for convertible debenture interest	18,786	-	-
Gain on settlement of obligation to issue shares	(54,750)	(1,000)	-
Additional paid-in capital on settlement of obligation to issue shares	107,500	-	-
Warrants issued for services	18,681	-	-
Stock-based compensation	239,863	100,482	111,941
Depletion	4,074	-	793
Loss from equity accounted investment	76,535	40,072	-
Impairment loss on oil and gas properties	488,798	18,609	58,078
Change in operating assets and liabilities
Accounts receivable, prepaid expenses and other	42,110	48,715	4,490
Inventory	(28,615)	-	-
Accounts payable and accrued liabilities	872,805	(4,299)	130,509

	(5,325,398)	(341,193)	(17,266)
Cash flows used in investing activities
Acquisition, net of cash received	(346,753)	(146,753)	(100,000)
Purchase of property and equipment	(99,626)	-	-
Purchase of license	(250,000)	-	-
Increase in patent protection costs	(266,822)	-	-
Investment in oil and gas properties	(555,000)	-	-
Recoveries to oil and gas properties	277,500	-	-
Proceeds from sale of available-for-sale securities	104,990	-	2,240
Purchase of securities	(115,878)	-	-

	(1,251,589)	(146,753)	(97,760)
Cash flows from financing activities
Advances from related parties	1,844,885	475,390	50,739
Proceeds from issuance of common stock	4,330,327	20,000	52,699
Proceeds from convertible debentures	400,000	-	-
Proceeds from common stock subscribed	4,000	-	-

	6,579,212	495,390	103,438

Effect of exchange rate changes on cash	(1,766)	(1,766)	-

Increase (decrease) in cash and cash equivalents	459	5,678	(11,588)
Cash and cash equivalents, beginning of period	-	(5,219)	12,285

Cash and cash equivalents, end of period	459	459	697

Supplemental Disclosures with Respect to Cash Flows (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements. (F-3)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Stockholders' Equity (Deficit)
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

The accompanying notes are an integral part of these interim consolidated financial statements. (F-4)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Statements of Stockholders' Equity (Deficit)
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

The accompanying notes are an integral part of these interim consolidated financial statements. (F-5)

IAS Energy, Inc.
(A Development Stage Company)
Interim Consolidated Stockholders' Equity (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Class A Common Stock and Additional Paid-In Capital
	Shares #	Amount $	Obligation To issue Shares $	Deficit Accumulated During the Development Stage $	Accumulated Other Comprehensive Income $	Total Stockholders’ Equity (Deficit) $

Balance – 30 April 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue agreement	279,477	53,425	(53,425)	-	-	-
Shares issued for cash pursuant to a private placement	500,000	200,000	-	-	-	200,000
Obligation to issue shares	-	-	62,446	-	-	62,446
Stock-based compensation	-	48,710	-	-	-	48,710
Net loss for the year	-	-	-	(24,619)	-	(24,619)
Unrealized gain on available-for-sale securities	-	-	-	-	(18,332)	(18,332)
Reclassification adjustment on sale of available-for-sale securities	-	-	-	-	(120,000)	(120,000)

Balance – 30 April 2007	36,023,039	6,133,550	62,446	(6,243,011)	78,365	31,350
Shares issued for cash pursuant to:
Private placement	58,000	21,903	-	-	-	21,903
Options exercised	137,500	27,500	-	-	-	27,500
Warrants exercised	40,000	16,000	-	-	-	16,000
Shares issued for services	149,500	74,075	-	-	-	74,075
Settlement of obligation to issue shares	-	107,500	-	-	-	107,500
Shares issued pursuant to exercise of option to purchase investment in Power Telecom (Note 3)	22,000,000	4,280,473	-	-	-	4,280,473
Fair value of warrants issued for services	-	18,681	-	-	-	18,681
Common stock subscribed	-	-	4,000	-	-	4,000
Obligation to issue shares	-	-	80,892	-	-	80,892
Stock-based compensation	-	90,671	-	-	-	90,671
Net loss for the year	-	-	-	(945,351)	-	(945,351)
Unrealized gain on available-for-sale securities	-	-	-	-	(39,395)	(39,395)
Reclassification adjustment on sale of available-for-sale securities	-	-	-	-	(2,320)	(2,320)

Balance – 30 April 2008	58,408,039	10,770,353	147,338	(7,188,362)	36,650	3,765,979
Obligation to issue shares	-	-	38,609	-	-	38,609
Settlement of obligation to issue shares	605,778	167,338	(167,338)	-	-	-
Shares issued pursuant to exercise of option to purchase investment in Power Telecom (Note 3)	11,000,000	2,390,759	-	-	-	2,390,759
Stock-based compensation	-	100,482	-	-	-	100,482
Net loss for the period	-	-	-	(543,772)	-	(543,772)
Foreign company translation adjustment	-	-	-	-	(1,766)	(1,766)
Unrealized loss on available-for-sale securities	-	-	-	-	(69,371)	(69,371)

Balance – 31 January 2009	70,013,817	13,428,932	18,609	(7,732,134)	(34,487)	5,680,920

The accompanying notes are an integral part of these interim consolidated financial statements. (F-6)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
 31 January 2009

1.	Nature and Continuance of Operations

IAS Energy, Inc. was incorporated on 13 December 1994 pursuant to the Laws of the State of Oregon. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  On 24 May 2007, the Company changed its name to IAS Energy, Inc.  The Company had been previously pursuing the development of oil and gas properties and, effective 1 February 2008, the Company changed its principal operations to acquiring and developing a videosharing website, as described in Note 3.

These interim consolidated financial statements include the accounts of the Company and its 60% owned subsidiary Power Telecom Limited (“Power Telecom”) since the date the Company acquired control on 3 September 2008.

The Company’s interim financial statements as at 31 January 2009 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $543,772 for the nine month period ended 31 January 2009 (31 January 2008 - $308,902) and has a working capital deficit of $1,542,143 at 31 January 2009 (30 April 2008 - $678,031).

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

At 31 January 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Basis of accounting

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in U.S. dollars.

(F-7)

IAS
IAS Energy, Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-8)

IAS
IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-9)

IAS
IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-10)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-11)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-12)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS 60”.  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of SFAS 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

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

(F-13)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

(F-14)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

Up until 2 September 2008, the Company’s 40% investment in Power Telecom was accounted for using the equity method with the Company’s share of losses being $76,535 since acquisition.  Upon earning the 60% interest, the acquisition was accounted for using the purchase method and the consolidated statements of operations and cash flows include the results of operations of Power Telecom from 3 September 2008 to 31 January 2009.  The losses applicable to the non-controlling interest of Power Telecom have been allocated only to the Company’s interest as the losses exceed the non-controlling interest in the common shares of Power Telecom.

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

(F-15)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Power Telecom for the nine month period ended 31 January 2009 as if the acquisitions had occurred at 1 May 2008, including the issuance of the Company’s common shares as consideration for the acquisition of Power Telecom.

Consolidated Pro Forma

Nine months ended 31 January 2009
$

Revenues	22,235
Net loss	(653,942)
Basic and diluted loss per common share	(0.006)

The amounts of revenue and net loss of Power Telecom since the acquisition date included in the interim consolidated income statement for the nine month period ended 31 January 2009 are $5,141 and ($216,222), respectively.

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

(F-16)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

4.	Asset Retirement Obligation

The total future asset retirement obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods.  Although the Company’s wells are producing, the Company has estimated the total ARO to be $Nil as at 31 January 2009 (30 April 2008 - $Nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

5.	Accounts Receivable and Other

	31 January 2009	30 April 2008
	$	$

Accounts receivable	5,156	-
Accrued revenues from petroleum interests	15,581	3,052
Prepaid expenses	7,946	69,209

Total	28,683	72,261

6.	Related Party Transactions

As at 31 January 2009, the Company owed related parties controlled or significantly influenced by the President of the Company $1,305,411 (30 April 2008 - $830,021) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at 31 January 2009, the Company was owed by related companies controlled or significantly influenced by the President of the Company $18,564 (30 April 2008 - $21,139) comprised of advances and/or expenses paid by the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

During the period ended 31 January 2009, the Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal services amounting to $28,400 (2008 - $25,316).

On 7 April 2008, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the period, both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells.  As such, the $25,000 paid to the Company will be applied against future revenue until the balance is fully depleted.

The Company shares office space with companies with related directors and officers.  The Company occupied this space rent-free during the nine month period ended 31 January 2009.

(F-17)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

Debentures On 15 June 1997, the Company offered three-year 8¾% interest debentures. As at 31 January 2009, $25,000 of debentures remains outstanding. Interest is due annually.

7.	Available-For-Sale-Securities

	31 January 2009
	Cost $	Gross Unrealized Gains/ (Losses) $	Fair Value $
124,710 common shares of Reg Technologys Inc. (“Reg”)	12,471	17,459	29,930
744,340 common shares of Teryl Resources Corp. (“Teryl”)	92,972	(44,810)	48,162

Total	105,443	(27,351)	78,092

The above available-for-sale securities have been accounted for using the fair value method. Reg and Teryl are companies that have certain directors in common with the Company.  During the nine month period ended 31 January 2009, the Company sold Nil common shares (31 January 2008 - 4,000 common shares) of Reg for proceeds of $Nil (31 January 2008 - $2,240) resulting in a gain of $Nil (31 January 2008 - $1,920).  During the nine month period ended 31 January 2009, the Company sold Nil common shares (31 January 2008 - Nil) of Teryl for proceeds of $Nil (31 January 2008 - $Nil) resulting in a gain of $Nil (31 January 2008 - $Nil).

8.	Common Stock

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

(F-18)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered 2 October 1996, as amended. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

(F-19)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

On 22 October 2007, the Company approved the 2007 Stock Option Plan to issue up to 2,000,000 Class “A” common shares to directors and employees and registered them on Form S-8 with the Securities and Exchange Commission.

The following table summarizes stock option plan activities:

	Options #	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (in years) $	Aggregate Intrinsic Value $

Outstanding, 1 May 2008	2,212,500	0.29
Granted	-	-
Exercised	-	-
Expired	(37,500)	0.20

Outstanding, 31 January 2009	2,175,000	0.29	3.27	-

Exercisable at end of period	850,000	0.32	3.51	-

The following options were outstanding at 31 January 2009:

Expiry Date	Exercise price $	Number of options	Remaining contractual life (years)

20 November 2011	0.20	1,075,000	2.80
23 October 2012	0.33	1,000,000	3.73
7 November 2012	0.96	100,000	3.77

Options Outstanding		2,175,000

Options Exercisable		850,000

At 31 January 2009, there was $301,425 of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 48 months.  The total fair value of stock options vested during the nine months ended 31 January 2009 and 2008 was $100,482 and $57,177, respectively.

(F-20)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

A summary of the status of the Company’s non-vested stock options as of 31 January 2009 and changes during the nine months ended 31 January 2009 is presented below:

	Stock Options #	Weighted Average Grant Date Fair Value $

Non-vested at 1 May 2008	1,700,000	0.29
Granted	-	-
Vested	(375,000)	0.27

Non-vested at 31 January 2009	1,325,000	0.30

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Warrants #	Weighted Average Grant Date Fair Value $

Balance – 30 April 2008	368,000	0.42
Issued	110,000	0.17
Exercised	-	-
Expired	(210,000)	0.40

Balance – 31 January 2009	268,000	0.21

The following warrants were outstanding at 31 January 2009:

	Exercise Price $	Number of Warrants

14 February 2009	0.50	58,000
28 May 2009	0.50	10,000
31 August 2009	0.40	100,000
5 September 2009	0.50	100,000

Warrants outstanding		268,000

(F-21)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

11.	Oil and Gas Properties

	30 April 2008 Net Carrying Value $	Acquisition/ Impairment $	Depletion $	31 January 2009 Net Carrying Value $

Proved properties, Kentucky & Texas, USA	474,263	18,609	-	492,872
Depletion	(4,074)	-	-	(4,074)
Impairment	(470,189)	(18,609)	-	(488,798)

Net carrying value	-	-	-	-

(a)
The Company entered into an agreement dated 6 April 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 775,255) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To 31 January 2009, revenue from the wells was approximately $47,430. During the nine month period ended 31 January 2009, the Company received/accrued $6,918 of revenue from the wells. The approximately 134,887 shares of restricted common stock issuable at 31 January 2009 pursuant to this agreement have been recorded at the quoted market price prevailing at the time of receipt of the oil and gas revenues and are accrued in the amount of $18,609 in obligation to issue shares.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $207,633 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the nine month period ended 31 January 2009, $18,609 (31 January 2008 - $58,078) of impairment loss was incurred.

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

(F-22)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

(c)
To 31 January 2009, the Company’s portion of the revenue from the wells was approximately $41,873. During the nine month period ended 31 January 2009, the Company received/accrued $10,176 of revenues from the wells.

12.	Income Tax

As at 31 January 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $7,732,134 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes expires between the years 2024 and 2029.

13.	Commitments

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
All royalties in items (ii) and (iii) are payable within 30 days of each calendar quarter. The terms of the agreement remain in effect until the expiration of the last patent to expire that is included in the CTHA technology

(ii)
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

(F-23)

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

14.	Supplemental Disclosures with Respect to Cash Flow

	Cumulative from 13 December 1994 (date of inception) to 31 January 2009 $	Nine months ended 31 January 2009 $	Nine months ended 31 January 2008 $

Non-cash investing and financing activities
Issue of common stock to settle related party debt	892,741	-	-
Issue of common stock for convertible debentures and accrued interest converted	394,661	-	-
Issue of common stock for technology	1	-	-
Issue of common stock to an officer donated back and cancelled	(10)	-	-
Issue of common stock for services	573,173	-	27,000
Issue of common stock for revenue interest	196,763	143,338	-
Issue of common stock for investment	6,671,232	2,390,759	4,015,000

Supplemental disclosures
Interest paid on convertible debentures	14,222	1,094	1,641
Income tax paid	-	-	-

Cash and cash equivalents consists of
Cash	459	459	697
Bank indebtedness	-	-	-

	459	459	697

(F-24)

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

As of 31 January 2009, the Company has advanced a total of $350,000 and issued 33,000,000 shares to acquire a 60% interest in Power Telecom.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficiency of $1,542,143 as at January 31, 2009, which our auditors have stated raises substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders.

The following discussion of our financial condition, changes in financial condition and results of operations for the nine-month periods ended January 31, 2009 and January 31, 2008 should be read in conjunction with our most recent audited annual financial statements for the financial year ended April 30, 2008, the unaudited interim consolidated financial statements included herein, and, in each case, the related notes.

PLAN OF OPERATION

The following contains forward-looking statements relating to revenues, expenditures and sufficiency of capital resources. Actual results may differ from those projected in the forward-looking statements for a number of reasons, including those described in this quarterly report.

The interim consolidated financial statements for the nine months ended January 31, 2009 have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the interim consolidated financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in note 1. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Nine months ended January 31, 2009 compared to the nine months ended January 31, 2008

Summary

	Nine Months Ended 31 January
			Percentage
			Increase/
	2009	2008	(Decrease)
	$	$	%

Revenue	19,669	17,785	10.6%
Expenses	(505,760)	(270,529)	87.0%
Other Income (Loss)	(57,681)	(56,158)	2.7%

Net Income (Loss)	(543,772)	(308,902)	76.0%

Expenses

Our expenses for the nine months ended January 31, 2009 and 2008 consisted of the following:

	Nine Months Ended January 31,
			Percentage
			Increase /
	2009	2008	(Decrease)
	$	$	%

General and administrative:
Depletion and depreciation	-	793	(100.0%)
Interest on convertible debentures	1,641	1,641	0.0%
License	2,000	2,250	(11.1%)
Office	364,721	145,968	149.7%
Professional fees	128,101	114,140	12.2%
Transfer agent and regulatory	9,297	5,737	62.1%

Total	505,760	270,529	87.0%

The increase of $235,231 in our administrative expenses for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008 was attributable to the increase in office expenses of $218,753; an increase of  $13,961 in professional fees; and an increase of $3,560 in transfer agent and regulatory due to additional administration and regulatory costs associated with the acquisition of Video1314.com.

Revenues

We earned $17,094 in revenue from our oil and gas wells, and $2,575 in service revenue from Video1314.com during the nine months ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At January 31, 2009	At April 30, 2008

Current Assets	$125,798	$256,774
Current Liabilities	(1,667,941)	(934,805)

Working Capital (Deficit)	$(1,542,143)	$(678,031)

Cash Flows
	Nine Months Ended January 31,
	2009	2008
Cash Flows (Used In) Operating Activities	$(341,193)	$(17,266)
Cash (Used In) Investing Activities	(146,753)	(97,760)
Cash Flows From Financing Activities	495,390	103,438
Effect of Exchange Rate Changes on Cash	(1,766)	-

Net (Decrease) In Cash During Period	$5,678	$(11,588)

During the nine months ended January 31, 2009, we financed our operations by receiving $20,000 from subscriptions for our common stock as compared to $52,699 in 2008.  During the nine months ended January 31, 2009, we received financial support from related parties in the amount of $475,390 compared to $50,739 for the same period in 2008. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

During the nine months ended January 31, 2009, we paid $150,000 to Power Telecom to complete the option payment for the exercise of the third option.

Our cash position as at the end of January 31, 2009 was $459 (deficit of $5,219 at April 30, 2008), and our working capital deficit as at January 31, 2009 was $1,542,143 compared to $678,031 as at April 30, 2008.  We anticipate that we will need $500,000 to finance our operations over the next 12 months and anticipate that we will obtain said financing by receiving financial support from related parties or through the sale of our securities. Working capital is not adequate to meet development costs for the next twelve months.

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

We anticipate that our cash requirements for the next twelve months ending January 31, 2010 will remain consistent with those for the previous twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 of the interim consolidated financial statements for the nine months ended January 31, 2009, attached hereto this Form 10-Q.

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

Progress Report from November 1, 2008 to March 19, 2009

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

During January 2009, Video1314.com received record web site traffic with over 23 million monthly hits to its site.  The previous report announced 14.3 million hits in June 2008.  Even though we are seeing a slowdown in the global and Asian economies, our website traffic continues to grow substantially.  We are now averaging close to a million clicks to our site each day and with the added traffic, we anticipate more revenue opportunities to arise.

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

There was no significant change in our internal control over financial reporting that occurred during the nine months ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Nor were there any significant deficiencies or material weaknesses in our internal controls requiring corrective actions.

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

Dated: March 19, 2009                                                              IAS Energy, Inc.

By:           /s/ John G. Robertson

John G. Robertson, President and Chief Executive Officer
(Principal Executive Officer)

By:           /s/ James Vandeberg

James Vandeberg, Chief Operating Officer and

Chief Financial Officer

(Principal Financial Officer)