Form 10-K
period 2009-04-30
IAS ENERGY, INC.
filed 2009-09-15
CIK 945641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009
❑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(604) 278-5996
(Telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each Exchange on which registered:
Common	NASD Over the Counter Bulletin Board

Indicate by check mark if the issuer is a well- Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  ❑  No  ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes  ❑    No  ☒

Indicate by check mark whether the registrant  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)	Yes	No	☒	(2)	Yes	☒	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K       No  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ❑	Accelerated filer ❑	Non-accelerated filer ❑	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ❑       No ☒

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

The issuer’s revenues for our most recent fiscal year are:  $28,054 – Oil and Gas Revenue, $7,726 - service revenue.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 11, 2009, computed by reference to the price at which the stock was sold on that date:  $2,198,026.60

The number of shares outstanding of the registrant's Common Stock, no par value, as of September 11, 2009 was 70,438,562, respectively.

Documents incorporated by reference: See Exhibits.

IAS ENERGY, INC.

FORM – 10-K

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED IN "RISK FACTORS" IN THIS FORM 10-K. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS, CHANGES IN ASSUMPTIONS, OR CHANGES IN OTHER FACTORS, EXCEPT AS REGULATED BY LAW.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

IAS Energy, Inc. (formerly IAS Communications, Inc.) (referred to herein as “the Company, IAS, us, we, our") is a development stage company incorporated in the state of Oregon in 1994. Our principal business operations are conducted in B.C. Canada and in China. Our principal business operations include the acquisition and exploration of oil and gas interests in North America and continued development of the Video1314 website.

BUSINESS OF THE ISSUER

Oil and Gas Interests
The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued – 775,255 at April 30, 2009) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. To April 30, 2009, revenue from the wells was approximately $58,030. During the fiscal year ended April 30, 2009, the Company received/accrued $17,878 of revenue from the wells.  The remaining 224,745 shares were issued on July 31, 2009 (Refer to Note 14(b)).  The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves.

On May 4, 2006, the Company entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Kentucky. The Company can earn a 100% working interest (60% net revenue interest) in 4 gas wells by paying $185,000 per well and had the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells over an 18 month period at a price to be agreed upon. Each well is subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI. The first three wells were paid and drilled during 2006. During the fiscal year ended April 30, 2008, the option for the additional 20 wells expired.

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

Due to the difficulty of obtaining an independent reserve report due to the vertical fracture of the wells, the total cost of $nil (2008 - $273,426) was impaired and charged to operations during the period ended April 30, 2009.

Video1314 Option Agreement

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

Pursuant to the Option Agreement, the Vendors granted the Company a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom. If all the options are exercised, the Company could issue up to 50 million shares of common stock of the Company in exchange for up to all outstanding shares of Power Telecom held by the Vendors. Additionally, the Company may invest up to an aggregate of $650,000 cash in Power Telecom as a capital contribution. On October 23, 2007, pursuant to the LOI, we paid Power Telecom the sum of $50,000 which was applied towards the $650,000 aggregate capital contribution.

The Company has received a series of options only to purchase the shares of Power Telecom and is under no obligation to exercise the options in whole or in part. If the Company elects only to exercise one or some of the series of options granted thereunder, it will retain the percentage of Power Telecom that it has already purchased.

The Company may also issue up to five million shares of common stock of the Company to Ramon Mabanta as a finder’s fee if all the options to purchase up to 100% of the shares of Power Telecom are exercised. Such finder’s fee shares shall be subject to a lock-up agreement.

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

The Company does not intend to exercise any further options to acquire any further interest in Power Telecomm.

Progress and Development of Video1314

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

In April 2009, we announced a record number of users are logging on to the Video 1314 website. The Company recorded 45,462,333 hits for the month of March 2009, compared to the February 2009 figures of 28,352 362 - an impressive increase of 60%, and over 1000% increase since November 2007.

Video1314.com Traffic Growth

	Pageviews	Hits
Nov-07	1,307,826	4,282,610
Dec-07	1,748,905	6,060,487
Jan-08	2,435,476	10,117,685
Feb-08	2,598,229	11,450,293
Mar-08	2,601,568	10,475,886
Apr-08	2,680,890	10,568,581
May-08	3,280,898	12,923,705
Jun-08	3,508,593	14,339,012
Jul-08	3,338,879	13,643,764
Aug-08	3,115,257	12,173,271
Sep-08	3,891,064	16,688,314
Oct-08	3,575,341	13,885,588
Nov-08	3,273,213	13,479,472
Dec-08	3,648,150	13,594,012
Jan-09	3,156,214	22,682,711
Feb-09	5,509,075	28,352,362
Mar-09	11,456,040	45,462,333

Video1314.com users come from these countries:

China	52.70%
Hong Kong	28.30%
Taiwan	8.30%
Canada	4.70%
United States	3.20%
Macao	1.30%
Other countries	1.40%

We anticipate this increase should assist us in generating advertising revenue.

In April 2009, Video1314.com partnered with China Outdoor Media Group, a Hong Kong public company. (SEHK: 254) to post top rated Video1314.com's media clips on up to 4,000 displays in China Post outlets in Guangdong province, southern China. In the future, the display of the media clips will gradually be expanded to be displayed throughout China Post's 60,000 outlets. China Post is China's postal system that has over 60,000 postal outlets, is one of the largest savings banks in China and has this exclusive media relationship with China Outdoor Media Group.

Video1314.com will also display China Outdoor Media Group's exclusively produced content such as travel programs, fortune telling programs and celebrity interviews on Video1314.com's platform. The produced content can be exclusively viewed by millions of Video1314.com users throughout Asia. In this partnership, China Outdoor Media Group's subsidiary, China New Media Company Ltd. will also be appointed as Video1314.com's advertising agent. China New Media Company Ltd. will seek advertisers to place advertising and increase monetization for Video1314.com's site. In addition, Video1314.com's top rated media clips will be supplied to China New Media Company Ltd. to be displayed on their digital display panels located in over 100 locations throughout Hong Kong at Japan Home Centre outlets.

Management believes this is a good opportunity to create brand awareness for Video1314.com as we are able to tap into China Outdoor Media's network as well as China Post's 60,000 outlets. We have decided not to exercise any further options any further interest in Power Telecom.

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

We were incorporated in Oregon on December 13, 1994.  We are a development stage company. In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. The Company had oil and gas revenue of $28,054 during the year ended April 30, 2009, but it is not likely that we will be able to generate sufficient revenue in the future. We also had a working capital deficiency of $1,659,081 as at April 30, 2009, which our auditors have stated raises substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activities is dependent upon our successful efforts to raise additional equity financing, or receive funding from affiliates and controlling shareholders.

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

Approximately 55,000,000 common shares, not including currently exercisable options or warrants, are owned by current affiliates and insiders representing control of approximately 77.71% of the total voting power, with 28.61% to be voted specifically for the election of directors by the shareholders of Power Telecom.

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

In addition to uncertainty about our ability to generate revenues from our Chinese operations and expand our international market position, there are certain risks inherent in doing business in China, including:

▪ difficulties in developing, staffing and simultaneously managing a number of varying foreign operations as a result of distance, language, and cultural differences;

▪ stringent local labor laws and regulations;

▪ political or social unrest or economic instability;

▪ risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and

▪ potentially adverse tax consequences.

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

RESEARCH AND DEVELOPMENT

We spent $2,000 in 2009 on research and development as compared to $3,000 in 2008.  Research and development is required to keep the Non-Exclusive License Agreement with WVURC regarding the CTHA technology license in good standing.

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

The Company entered into an agreement dated April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued – 775,255) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

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

	Bid Price*		Asked Price*
	High $	Low $	High $	Low $
Quarter Ended July 31, 2007	0.53	0.15	0.56	0.18
Quarter Ended October 31, 2007	1.10	0.23	1.11	0.24
Quarter Ended January 31, 2008	1.36	0.35	1.37	0.37
Quarter Ended April 30, 2008	0.39	0.20	0.40	0.24
Quarter Ended July 31, 2008	0.25	0.16	0.35	0.2
Quarter Ended October 31, 2008	0.27	0.08	0.30	0.10
Quarter Ended January 31, 2009	0.085	0.02	0.12	0.021
Quarter Ended April 30, 2009	0.26	0.02	0.28	0.03

_________
* All prices are in U.S. dollars.

(Information provided by The Over The Counter Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.)

As of September 11, 2009 there were 70,438,562 shares of Common Stock outstanding, held by 145 shareholders of record.

The following table shows the high and low closing bid prices of our stock traded on the OTC Bulletin Board during the most recent six months, for each month as follows:

	Bid Price
Month	High $*	Low $*
2009, August	0.18	0.11
2009, July	0.185	0.10
2009, June	0.25	0.10
2009, May	0.27	0.10
2009, April	0.26	0.04
2009, March	0.07	0.045
2009, February	0.045	0.02

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (3)(4)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
▪1999 Amended Stock Option Plan (1) and 2007 Stock Option Plan (2)	2,375,000	$0.28	2,125,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

(3)	The price reflects the weighted average exercise price of those options which are vested and exercisable.

(4)	The weighted average exercise price of those options which are exercisable (987,500 options) is $0.32.

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

During the fiscal year ended April 30, 2008, the Company granted 1,000,000 options in accordance with the terms of the Power Telecom Option Agreement.  These options were granted under the 2007 Plan and have the following vesting schedule:

(i)	12.5% of the options vest on the day that the Company issues ten million of its shares to Power Telecom as per the option agreement. Refer to Note 3.

(ii)	Every 90 days thereafter, an additional 12.5% of the grant shall vest; and

(iii)	The options expire 60 months from the date of grant.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of our securities without registration during the past fiscal year. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities, except as specified below.  See the Statement of Stockholders’ Equity and the Notes to our audited consolidated financial statements for the fiscal year ended April 30, 2009 for more information on recent sales of unregistered securities.

(a)	During the year ended April 30, 2009, the Company issued 50,000 Class A common shares at $0.05 per share upon the exercise of stock options for proceeds of $2,500.

(b)
On 5 September 2008, the Company issued 100,000 units at $0.20 per unit pursuant to a private placement for cash proceeds of $20,000, received during the three month period ended 31 July 2008.  Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase one additional share at an exercise price of $0.25 per share for one year, expiring on 5 September, 2009.

(c)
On 30 July 2008, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $2,197,001.

(d)	On 21 July 2008, the Company issued 495,778 Class A common shares to a private company controlled by the President of the Company to fulfill its obligation per agreement, as described in Note 11(a).

(e)
On 28 May 2008, the Company issued 10,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $4,000, received during the April 30, 2008 year end.  Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase one additional Class A common share at an exercise price of $0.50 per share for one year, expiring 28 May 2009.

(f)
On 5 March 2008, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $2,400,441.

(g)
On 12 February 2008, the Company issued 33,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $12,704, net of issue costs of $496. Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase an additional share at an exercise price of $0.50 per share for one year, expiring on 12 February 2009.

(h)
On 28 January 2008, the Company issued 25,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801. Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase on additional share at an exercise price of $0.50 per share for one year, expiring on 28 January 2009.

(i)
On 26 November 2007, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $1,880,032.

(j)	On 29 October 2007, the Company issued 49,500 Class A common shares for services with a fair value of $42,075.

(k)
On 31 August 2007, the Company issued 100,000 units, each unit consisting of one Class A common share and one share purchase warrant, for services. Each warrant entitles the holder to acquire one additional Class A share for $0.40, until 31 August 2009. The fair value of the shares and warrants were $32,000 and $18,681, respectively.

(l)	During the year ended April 30, 2008, the Company issued 137,500 Class A common shares at $0.20 per share upon the exercise of stock options for proceeds of $27,500.

(m)	During the year ended April 30, 2008, the Company issued 40,000 Class A common shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000.

Refer to the Notes 8, 9, 10 and 11 to our audited consolidated financial statements for the years ended April 30, 2009 and April 30, 2008 for future commitments to issue unregistered securities.

ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

PLAN OF OPERATIONS

We were incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon, USA.  Our principal business operations are conducted in British Columbia, Canada.

We are a development stage company, engaged in the acquisition and exploration of oil and gas interests in North America, and continued development of the Video1314 website.  We will not pursue any further option exercises to acquire any further interest in Power Telecom.  In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We also have a working capital deficiency of $1,659,081 as at April 30, 2009, which our auditors have stated raises substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months. Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders.

This review of the results of operations should be read in conjunction with our audited consolidated financial statements for the years ended April 30, 2009 and April 30, 2008.

Results of Operation for the Year Ended April 30, 2009 ("2009") as compared to the Year Ended April 30, 2008 ("2008")

During 2009 the Company had revenue of $35,780 from operations as compared to $20,201 for 2008.  The revenues in fiscal 2009 were derived from petroleum and natural gas sales of $28,054 (2008 - $20,201) and service revenues of $7,726 (2008 - $nil).

The Company had a net loss of $659,111 in 2009, compared to a net loss of $945,351 in 2008, which includes a decrease in operating expenses of $331,331 to $687,703 in 2009 as compared to 1,019,034 in 2008. The decrease in 2009 was mainly due to the decrease in impairment loss on oil & gas properties of $351,746, decrease in professional fees of $174,995, offset by the increase in office expens of $180,697.

Our office expenses increased by $180,697 to $473,105 in 2009 as compared to $292,408 in 2008. This increase was mainly due to acquisition costs incurred by Power Telecom during the year.

Fees payable to our transfer agent increased from $8,797 during the fiscal year ended April 30, 2008 to $11,127 in 2009 due to increased filing costs during the year. The Company did not hold a shareholders’ meeting during fiscal 2009.

Professional fees decreased by $174,995 to $147,583 in 2009 from $322,578 in 2008, as the majority of the due diligence and completion of the Option Agreement with Power Telecom was completed in 2008.

During the fiscal year ended April 30, 2007, the Company extended the term on 1,200,000 options for a further five years. The fair value of the original options was deducted from the fair value of the modified options for a difference of $194,840. During the fiscal year ended April 30, 2009, $nil (April 30, 2008, - $4,059) stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $142,071 (2008 - $142,071) of unrecognized compensation cost related to the non-vested stock options held by employees will be recognized over future periods.

During the fiscal year ended April 30, 2008, the Company granted 1,000,000 options in accordance with the terms of the Power Telecom Option Agreement as described in Note 3 of the consolidated financial statements. During the fiscal year ended April 30, 2009, $133,977 of stock-based compensation expense was charged to operations, and the balance of $66,989 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

During the fiscal year ended April 30, 2009, the Company granted 200,000 options in accordance with the Company’s stock option agreement.  During the fiscal year ended April 30, 2009, $1,653 (April 30, 2008 - $nil) in stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options.  The balance of $4,958 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

During April 30, 2009, there were no purchase or sales of the available-for-sale securities, thus there is an decrease in gain on sale of available-for-sale securities of $1,920 to from $nil in 2009 as compared to $1,920 in 2008.

As of April 30, 2009, the Company owed related companies controlled or significantly influenced by the President of the Company $1,305,619 (April 30, 2008 - $830,021) comprised of advances and/or expenses paid on behalf of the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As of April 30, 2009, the Company was owed by related companies controlled or significantly influenced by the President of the Company $8,108 (April 30, 2008 - $21,139) comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

The Company’s oil and gas wells located in Burleson County, Texas are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $199,335 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the fiscal year ended April 30, 2009, $2,572 (2008 - $80,892) of impairment loss was incurred.

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

To April 30, 2009, the Company’s portion of the revenue from the wells was approximately $41,873. During the fiscal year ended April 30, 2009, the Company received/accrued $10,176 of revenues from the wells.

Due to the difficult of obtaining an independent reserve report due to the vertical fracture of the wells, the total cost of $2,572 (2008 - $273,426) was impaired and charged to operations during the fiscal period ended April 30, 2009.

We had a basic and diluted loss of $0.01 per share in 2009 compared to a basic and diluted net loss per share of $0.02 for 2008.

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

We received funding in 2009 from our affiliated companies (common officers and directors). The total amount owing to related parties is $1,305,619 or 75% of total current liabilities as at April 30, 2009. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand. Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on behalf of the Company if further funds are needed.

The audited consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 1 to the consolidated financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that our estimated cash requirements for the fiscal year ending April 30, 2010 will remain at approximately $360,000 being the same as our previous cash requirements of $360,000 incurred during the fiscal year ended April 30, 2009 for operational expenses.

In the event that no other sources of capital were available to us in the future, on a reasonable financial basis, we would face the same obstacles as many small, undercapitalized companies do, and, in the worst case, we could be forced to reorganize or liquidate, either of which consequence would likely have an adverse financial effect upon our shareholders.

During 2009 we financed our operations and received $498,849 as follows:

(i)	financial support from related parties in the amount of $475,598. These amounts are unsecured, non-interest bearing and due on demand;
(ii)	$22,500 from the issuance of shares of common stock; and

During 2009 we used/invested these funds as follows:

(i)	$361,655 of these funds was spent on operating activities as discussed above under Results of Operations for the year ended April 30, 2009; and;
(ii)	$150,000 was used in the acquisition of the interest in Power Telecom, net of $13,960 cash that was received.

During 2008 we financed our operations and received $320,324 as follows:

(i)	financial support from related parties in the amount of $244,917. These amounts are unsecured, non-interest bearing and due on demand;
(ii)	$65,403 from the issuance of shares of common stock; and
(iii)	$4,000 from subscription for shares of common stock.

During 2008 we invested these funds as follows:

(i)	$134,064 of these funds was spent on operating activities as discussed above under Results of Operation for the year ended April 30, 2008;
(ii)	$200,000 was used as capital for Power Telecom; and
(iii)	$2,240 was received from sale of available-for-sale securities.

As of April 30, 2009, our cash position was $275 as compared to $785 in 2008, and our working capital deficit was $1,659,081.

We may raise additional funds through the exercise of warrants and stock options, if exercised. Options with respect to 2,375,000 shares may be exercised for potential proceeds of $688,750. Warrants with respect to 210,000 shares may be exercised for potential proceeds of $69,300. These options and warrants are currently not in-the-money and are unlikely to be currently exercised.

ITEM 7:                 FINANCIAL STATEMENTS

Our consolidated financial statements are included and begin immediately following the signature page to this report.  See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2009, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of the Company’s management, including Mr. John Robertson, the Company’s Chief Executive Officer, and Mr. James Vandeberg, the Company’s Chief Financial Officer.

As of April 30, 2009, management conducted an evaluation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are not effective as of April 30, 2009.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our Company intends to remediate the material weaknesses as set out below.

 (b)           Management’s Annual Report on Internal Control over Financial Reporting

The Company’s board of directors and audit committee are responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of its consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s Chief Executive Officer, Mr. John Robertson, and the Company’s Chief Financial Officer, Mr. James Vandeberg, assessed the effectiveness of the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-(f) promulgated under the Exchange Act) as of April 30, 2009.

Based on management’s evaluation, we concluded our internal control over financial reporting was not effective as at April 30, 2009 due to inadequate segregation of duties and effective risk assessment.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management, and adopt sufficient written policies and procedures for accounting and financial reporting. These remediation efforts are largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected.

Notwithstanding the foregoing, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B.    OTHER INFORMATION.

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each Executive Officer, Director and Significant Employee of the Company as at April 30, 2009:

24

Name	Age	Position

John G. Robertson	68	Principal Executive Officer, President, Chairman of the Board and Member of the Board of Directors
Jennifer Lorette (1)	37	Secretary and Member of the Board of Directors
James Vandeberg	65	Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors
(1)	resigned as director and secretary of the company effective July 24, 2009.

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

Jennifer Lorette - Secretary and a Member of the Board of Directors

Ms. Lorette was a founder, and has been Secretary/Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company.  Ms. Lorette resigned as secretary and director effective July 24, 2009.  Since June 1994 Ms. Lorette has been Vice President and director of REGI U.S., Inc., an Oregon corporation traded on the OTC Bulletin Board. Since April 1994 is a director of Reg Technologies, Inc., a British Columbia corporation listed on the TSX Venture Exchange and OTC BB that has financed the research on the Rand Cam Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder. Ms. Lorette is also a director of Linux Gold Corp, a BC company which trades on the OTC BB.  Ms. Lorette has been a director of Teryl Resources Corp. since 2001, a BC public company trading on the TSX Venture Exchange and the OTC BB involved in gold, and oil and gas exploration.

Audit Committee

Our Audit Committee consists of the entire Board of Directors of the Company. None of the members of the Audit Committee are “independent directors”.

We do not currently have a financial expert on our audit committee due to our relatively small size. During the year ended April 30, 2009, we relied upon the services of a chartered accounting firm in Vancouver, BC, Canada, to prepare our interim unaudited quarterly and annual financial statements.

The Audit Committee assists the Board in fulfilling its responsibilities relating to the Company’s corporate accounting and reporting practices.  The Audit Committee is responsible for ensuring that management has established appropriate processes for monitoring the Company’s systems and procedures for financial reporting and controls, reviewing all financial information in disclosure documents; monitoring the performance and fees and expenses of the Company’s external auditors and recommending external auditors for appointment by shareholders.  The Audit Committee is also responsible for reviewing the Company’s annual financial statements prior to approval by the Board and release to the public.

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

ITEM 10.    EXECUTIVE COMPENSATION

STATEMENT OF EXECUTIVE COMPENSATION

The Company is required, under applicable securities legislation in Canada, to disclose to its Shareholders details of compensation paid to its directors and officers.  The following fairly reflects all material information regarding compensation paid by the Company to its directors and officers, which information has been disclosed to the Company's Shareholders in accordance with applicable Canadian law.

Executive Compensation

Compensation Discussion and Analysis

The Company’s executive officers make recommendations to the board of directors regarding compensation policies and the compensation of senior officers. The Company does not have a Compensation Committee.  The compensation of the senior executives comprises two components; namely, a base salary or consulting fees and the grant of stock options pursuant to the Company’s stock option plan which is more particularly outlined below under the Option-based Awards section.   These forms of compensation are chosen to attract, retain and motivate the performance of selected directors, officers, employees or consultants of the Company of high caliber and potential.  Each senior executive is employed for his or her skills to perform specific tasks and the base salary and number of options is fixed accordingly.

Option-based Awards

The grant of option-based awards to the senior executives is determined by the recommendation of executive officers to the board of directors pursuant to the terms of the stock option plan referred to below. Previous grants of option-based awards are taken into account when considering new grants.

The options are always granted at market price. The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions: weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

During the year ended April 30, 2009, no option-based awards for executives were granted.

Summary Compensation Table

Named Executive Officer mean the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) or any individual acting in a similar capacity or function, regardless of the amount of compensation of that individual and each of the Company’s three most highly compensated executive officers, other than the CEO and CFO, or three most highly compensated individuals acting in similar capacities, who were serving as executive officers, or in a similar capacity, at the end of the most recent financial year and whose compensation exceeds CDN$150,000, and such individuals who would be an NEO but for the fact that they were not serving as an executive officer or in a similar capacity at the end of that financial year.

During the Company’s last completed financial year ended April 30, 2009, the Company had two Named Executive Officers: Mr. John Robertson, President and CEO, and Mr. James Vandeberg, COO and CFO.

The following table (presented in accordance with Form 51-102F6 – Statement of Executive Compensation (“Form 51-102F6”) under National Instrument 51-102 – Continuous Disclosure Obligations) sets forth all annual, long term and other compensation for services in all capacities to the Company and its subsidiaries payable to the NEOs for the three financial years ended April 30, 2009, 2008, and 2007 (to the extent required by the Regulations) in respect of the Named Executive Officers:

The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the Company's most highly compensated executive officers who served as such at the end of the last fiscal year.  No executive officer had an annual salary and bonus in excess of $100,000 during such year.

Non-equity incentive plan compensation ($)
Name and Principal Position	Year Ended April 30	Salary ($)	Share- based Awards ($)	Option- Based Awards ($) (6)	Annual incen- tive plans ($)	Long-term incentive plans ($)	Pension value ($)	All other Compen-sation ($)(5)	Total compensation ($)
John G. Robertson, CEO(1)(2)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil 40,592	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 40,592
James Vandeberg, CFO(3)(4)	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	Nil Nil 4,059	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 4,059
(1)	Mr. Robertson is also a director but does not receive any compensation in that capacity.
(2)
Mr. Robertson’s option-based awards received during 2007 consisted of 1,000,000 stock options which were originally granted on November 20, 2001 but were extended on October 20, 2006 to expire on November 20, 2011.  These options have an exercise price of $0.20 and a fair value of $0.162367 per share.

(3)	Mr. Vandeberg is also a director but does not receive any compensation in that capacity.
(4)
Mr. Vandeberg’s option-based awards received during 2007 consisted of 100,000 stock options which were originally granted on November 20, 2001 but were extended on October 20, 2006 to expire on November 20, 2011.  These options have an exercise price of $0.20 and a fair value of $0.162367 per share.

(5)
The value of perquisites received by each of the NEOs, including property or other personal benefits provided to the NEOs that are not generally available to all employees, were not, in the aggregate, greater than $50,000 or 10% of the NEOs total salary for the financial year.

(6)
The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Narrative Discussion

The Company does not have a share-based award plan other than the stock option plan referred to above. The Company also does not have a pension plan or a long term incentive plan.

Employment Contracts and Termination of Employment

There are no employment agreements or other compensating plans or arrangements with regard to any of the Named Executive Officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of the Issuer or from a change in a Named Executive Officer’s responsibilities following a change in control.

Pursuant to the Company’s stock option plan, in the event the optionee’s employment by or engagement with (as a director  or otherwise) the Company is terminated by the Company for any reason  other  than  death before exercise of the options granted hereunder, the stock  option granted to the Participant shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect.

In  the event the Participant resigns as an employee, the Participant shall have thirty (30) days from the date of such resignation to exercise such of the optioned  shares  in  respect  of  which  such  option  has  not been previously exercised,  and  thereafter  his option shall expire and all rights to purchase shares  hereunder  shall  cease and expire and be of no further force or effect.

Refer also to the Compensation Discussion and Analysis section above.

Incentive Plan Awards

Narrative Discussion

As reported above under the Summary Compensation Table, the Company does not have a share-based award plan or a long term incentive plan.   Information with respect to the grant of stock options is more particularly described above in the Option-based Awards and Compensation Discussion and Analysis sections.

Outstanding Option-Based Awards and Share-Based Awards

No option-based awards were granted to the NEOs at the end of the most recently completed financial year.  The following table sets out the option-based awards that are currently outstanding as at the end of the most recently completed financial year.

	Option-based Awards				Stock-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share-based awards that have not vested ($)
John Robertson	900,000	0.20	November 20, 2011	N/A	750,000	121,775
James Vandeberg	100,000	0.20	November 20, 2011	N/A	75,000	12,178

Incentive Plan Awards – value vested or earned during the year

No incentive stock options were granted to any NEOs during the year ended April 30, 2009.

No incentive stock options vested during the year ended April 30, 2009 which were held by the NEOs.

Mr. Robertson was granted options to purchase 1,000,000 shares of common stock at $0.20 per share.  These options were previously due to expire on November 20, 2006.  On October 20, 2006, the Board of Directors extended the expiry date to November 20, 2011.

During the year ended April 30, 2009, neither of the two NEOs exercised or sold options. There were 725,000 unexercised options at the financial year end held by the NEOs, none of which were in-the-money.

Pension Plan Benefits

As reported under the Summary Compensation Table, the Company does not maintain a Pension Plan for its employees and therefore no benefits were received.

Termination of Employment or Change of Control

Other than as described in the Narrative Discussion section under the Summary Compensation Table, the Company has no plans or arrangements with respect to remuneration received or that may be received by the Named Executive Officers during the Company’s most recently completed financial year or current financial year in view of compensating such officers in the event of termination of employment (as a result of resignation, retirement, change of control, etc.) or a change in responsibilities following a change of control, where the value of such compensation exceeds $150,000 per executive officer.

DIRECTOR COMPENSATION

During the most recently completed financial year, the Company paid no cash compensation (including salaries, fees, directors’ fees, commissions, bonuses paid for services rendered during the most recently completed fiscal year, bonus during the most recently completed fiscal year for services rendered in a previous year, and any compensation other than bonuses earned during the most recently completed fiscal year, the payment of which was deferred) to the Directors for services rendered.

Executive Officers of the Company, who also act as Directors of the Company, do not receive any additional compensation for services rendered in such capacity other than as paid by the Company to such Executive Officers in their capacity as Executive Officers (see “Executive Compensation”).

Option-Based Awards, Share-Based Awards and Non-equity Incentive Plan Compensation for Directors

As disclosed under Director Compensation, the Company does not have a share-based award plan, a pension plan or a non-equity incentive plan for its directors.

Option-based awards to the directors are granted pursuant to the terms of the Company’s stock option plan. The options are always granted at market price. The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions; weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

Directors generally receive a grant of stock options upon their appointment.

During the most recently completed year, no stock options were granted to any directors.

Non-Cash Compensation

No stock options were granted by the Company during the financial year ended April 30, 2009 to the directors who are not a Named Executive Officers of the Company.

There were no exercises of stock options during the financial year ended April 30, 2009 by the directors who are not the Named Executive Officers, and the financial year end value of unexercised options.  There were 75,000 unexercised options at the financial year end held by one directors who is not a Named Executive Officer, none of which were in-the-money.

Incentive Plan Awards Tables

No incentive stock options, which were held by the non-executive directors, vested during the 2009 year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information about outstanding equity awards held by our named executive officers as of April 30, 2008.

Option Awards (1)
Name	Number of Securities Underlying Unexercised Options granted (#) Exercisable	Number of Securities Underlying Unexercised Options granted (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration date
John Robertson	900,000	Nil	Nil	$0.20	November 20, 2011
James Vandeberg	100,000	Nil	Nil	$0.20	November 20, 2011
(1)	There were no Stock Awards awarded to the named executive officers. Accordingly, this disclosure has been omitted.

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

The following table sets forth, as of September 11, 2009 our outstanding Class A Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Stock, and the name and shareholdings of each Executive Officer and Director and all Executive Officers and Directors as a group. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.

Name	Class A Common Shares Owned	Percentage of Class A Shares Owned
John G. Robertson, President and member of the Board of Directors [1][2]	21,861,020	31.04%
Access Information Services, Inc. [3]	12,472,508	17.71%
Robertson Family Trust [4]	20,830,248	29.57%
JGR Petroleum Inc. [5]	8,357,840	11.87%
SMR Investments [6]	4,367,252	6.20%
James L. Vandeberg [1][8], Chief Operating Officer, Chief Financial Officer and Member of the Board of Directors	108,000	*
Shareholders of Power Telecom Limited [8][9]	29,392,100	41.37%
All Directors and Executive Officers as a Group [1][2][6][7]	25,336,272	35.97%

*    Less than one percent of the issued and outstanding shares as at April 30, 2009 (70,063,817) and at the date of this Form 10-KSB (70,438,562).

Except as noted below, all shares are held beneficially and of record and each record shareholder has sole voting and investment power.

[1]
These individuals are our Executive Officers and Directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2]
Includes 12,472,508 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, 8,357,840 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust and 900,000 options, of which 150,000are currently exercisable. Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees. Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust. Mr. Robertson's address is the same as our address.

[3]	Access Information Services is a corporation owned by the Robertson Family Trust. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada.

[4]
Includes 12,472,508 shares owned of record by Access Information Services, a corporation owned by the trust and 8,357,840 shares registered in the name of JGR Petroleum Inc. , a corporation controlled by the Robertson Family Trust. The address of the Robertson Family Trust is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada.

[5]	JGR Petroleum Inc. is a corporation owned by The Robertson Family Trust. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada

[6]	SMR Investments is a corporation owned by Susanne Robertson, the wife of Mr. Robertson. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada

[7]	Includes 8,000 shares of common stock and 100,000 options of which 25,000 are currently exercisable. Mr. Vandeberg's address is 22344 NE 31st Street, Sammamish, WA 98074.

[8]
Of these, 10,000 shares of IAS common stock were issued to Samuel Kam, our Chairman, and one of the two shareholders of Power Telecom Limited.  Mr. Kam is not an executive officer. Pursuant to Option Agreement dated November 26, 2007 between the Company and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited, of which Samuel Kam is a director, and Power Telecom Limited, Messrs. Samuel Kam and Biotonus Clinique Bon Port (Hong Kong) Limited covenant to vote their shares of the Company in favour of the composition of the Board of Directors of IAS as Mr. Robertson shall so direct in writing until either all options are exercised or until December 31, 2013.. Mr. Robertson disclaims beneficial ownership of these shares.

[9]
Of these, 29,392,100 shares of IAS common stock are held by Biotonus Clinique Bon Port (Hong Kong) Limited, one of the two shareholders of Power Telecom Limited.  The beneficial owner of Biotonus Clinique Bon Port (Hong Kong) Limited is Samuel Kam who is also a director.

CHANGES IN CONTROL

Other than as follows, we know of no arrangements the operation of which may result in a change of our control.

Pursuant to the Option Agreement dated November 26, 2007 between the Company and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited and Power Telecom Limited, from the date of the Option Agreement until the earlier of the date that IAS has fully exercised the options under the Option Agreement and December 31, 2013, Messrs. Samuel Kam and Biotonus Clinique Bon Port (Hong Kong) Limited covenant to vote their shares of the Company in favour of the composition of the Board of Directors of IAS as Mr. Robertson shall so direct in writing until either all options are exercised or until December 31, 2013. Mr. Robertson disclaims beneficial ownership of these shares (refer to our 8-K dated and filed with the SEC November 28, 2007).

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

The Company entered into an agreement dated April 6, 2005, with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas.  The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves.  The Company agreed to issue up to 1,000,000 shares (issued – 279,477) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. Refer to Note 10 (a) to our consolidated financial statements.

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

ITEM 13.                 EXHIBITS.

Number	Description
3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
3.4	Articles of Amendment May 2007	(7)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Specimen Debenture	(2)
10.1	Marketing Agreement between IAS and Information Highway.com, Inc.	(3)
10.2	Professional Service Agreement between IAS and Cadence Design Systems, Inc.	(3)
10.3	Consulting Agreement between IAS and Capital Research Group Inc.	(3)
10.4	License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.5	Amendment to License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
10.8	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly “World Tracking Technologies, Inc.)	(4)
10.9	JGR Petroleum, Inc. Interest in Oil and Gas Wells	(5)
10.10	West Virginia University Research Corporation Non-Exclusive License Agreement	(5)
10.11	West Virginia University Research Corporation Settlement and Release Agreement	(5)
10.12	Integral Concepts Inc. Settlement And Release Agreement	(5)
10.13	Joint Venture Agreement between IAS and Energy Source, Inc. May 4, 2006	(6)
10.14	Option Agreement dated November 26, 2007 between IAS Energy, Inc. and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited and Power Telecom Limited	(8)
10.15	Agreement dated April 7, 2008 between IAS Energy, Inc. and Teryl Resources Corp.	(9)
23.1	Consent of Independent Auditors (Malone & Bailey PC)	(10)
23.2	Consent of Smythe Ratcliffe LLP	(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)

34

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(10)
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(10)
____________
(1) Incorporated by reference from Form S-1 Registration Statement (33-92592).
(2) Incorporated by reference from Form 10-KSB for Fiscal Year 1998.
(3) Incorporated by reference from Form 10-KSB for Fiscal Year 2000.
(4) Incorporated by reference from Form 10-KSB for Fiscal Year 2001.
(5) Incorporated by reference from Form 10-KSB for Fiscal Year 2006
(6) Incorporated by reference from Form 10-KSB for Fiscal Year 2007
(7) Incorporated by reference to our Form 8-K filed June 13, 2007
(8) Incorporated by reference to our Form 8-K filed November 29, 2007
(9) Incorporated by reference to our Form 8-K dated and filed April 10, 2008
(10) Attached hereto.

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table discloses accounting fees and services which we paid to our auditor, Malone & Bailey PC, Certified Public Accountants, and to our former auditors, James Stafford, Inc., Chartered Accountants, and Smythe Ratcliffe LLP during 2009 and 2008:

(a) Audit Fees	$50,000	$40,000

(b) Audit-Related Fees	$0	$0

(c) Tax Fees	$0	$0

(d) All Other Fees	$0	$0

Our Audit Committee consists of the entire Board of Directors of the Company and is comprised of seasoned business professionals, whereby two members each have over 30 years of experience in the investment business, are board members of several corporations and one of the members is an attorney whose practice focuses on the corporate finance area, with an emphasis on securities and acquisitions. On this basis, we believe that the audit committee has adequate resources available to it when financial expertise and advice are necessary.

Despite being comprised of our entire Board of Directors, our Audit Committee assists the Board in fulfilling its responsibilities relating to the Company’s corporate accounting and reporting practices.  The Audit Committee is responsible for ensuring that management has established appropriate processes for monitoring the Company’s systems and procedures for financial reporting and controls, reviewing all financial information in disclosure documents; monitoring the performance and fees and expenses of the Company’s external auditors and recommending external auditors for appointment by shareholders.  The Audit Committee is also responsible for reviewing the Company’s annual financial statements prior to approval by the Board and release to the public.  Currently the members are John Robertson and  James Vandeberg .

Upon recommendation of our Audit Committee, on September 5, 2008, our board of directors terminated Smythe Ratcliffe LLP, Chartered Accountants as our principal accountant, who audited our consolidated financial statements for the fiscal year ended April 30, 2008, and appointed James Stafford, Inc., Chartered Accountants as the Company’s new principal accountant.  On July 8, 2009, James Stafford, Inc., Chartered Accountants, resigned as the Company’s principal accountants.  Upon recommendation of our Audit Committee, on July 15, 2009, our board of directors appointed Malone & Bailey PC, Certified Public Accountants, as the Company’s new independent principal accountant (see the Company’s Form 8-K dated September 10, 2008, Form 8-K dated July 14, 2009 and the 8-K dated July 23, 2009, filed on EDGAR).

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

Audit Fees
The aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants for professional services rendered for the audit of our annual consolidated financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended April 30 2009 and 2008 were $50,000 and $40,000, respectively.

Audit Related Fees
The aggregate fees billed for assurance and related services by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants, as applicable, relating to the performance of the audit of our financial statements for the fiscal years ended April 30 2009 and 2008, which are not reported under the heading "Audit Fees" above, were $Nil and $Nil, respectively.

Tax Fees
For the fiscal years ended April 30 2009 and 2008, the aggregate fees billed for tax compliance, tax advice and tax planning by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants, as applicable, were $Nil and $Nil, respectively.

All Other Fees
For the fiscal years ended April 30 2009 and 2008, the aggregate fees billed by Smythe Ratcliffe LLP, Chartered Accountants, James Stafford, Inc., Chartered Accountants, and Malone & Bailey PC, Certified Public Accountants, as applicable, for products and services other than the services set out above, were $Nil and $Nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS ENERGY, INC.

By: /s/ John G. Robertson
John G. Robertson, President
Chief Executive Officer and Director

Dated:  September 14, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ John G. Robertson (John G. Robertson)	President, Secretary, and Chief Executive Officer and Director	September 14, 2009

/s/ James Vandeberg (James Vandeberg)	Chief Operating Officer, Chief Financial Officer and Director	September 14, 2009

Item 7:                      Financial Statements

IAS Energy, Inc.
(A Development Stage Company)
April 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
 IAS Energy, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of IAS Energy, Inc. (A Development Stage Company) as of April 30, 2009 and the related consolidated statement of operations, consolidated statement of cash flows and changes in stockholders’ deficit for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 14, 2009

- F-ii -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF IAS ENERGY, INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of IAS Energy, Inc. (A Development Stage Company) as at April 30, 2008 and the statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, Canada
August 11, 2008

-  F- iii -

IAS Energy, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2009	April 30, 2008

Assets

Current Assets
Cash	$275	$785
Available-for-sale securities (Note 7)	61,765	162,589
Accrued revenues from petroleum interests	5,156	3,052
Prepaid expenses	7,731	69,209
Due from related parties (Note 5)	8,108	21,139

Total Current Assets	83,035	256,774

Investment (Note 3)	-	4,444,010
Oil and Gas Properties (Note 11)	-	-
Goodwill (Note 3)	7,018,592	-

Total Assets	$7,101,627	$4,700,784

Liabilities and Stockholders’ Equity

Current Liabilities
Bank indebtedness	$6,755	$6,004
Accounts payable	365,713	67,654
Accrued liabilities	39,029	6,126
Due to related parties (Note 5)	1,305,619	830,021
Debentures (Note 6)	25,000	25,000

Total Liabilities	1,742,116	934,805

Commitments (Note 13)	-	-

Stockholders’ Equity
Preferred Stock, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock and additional paid-in capital in excess of par (Note 8)
Class A voting, 100,000,000 common shares authorized without par value,
70,063,817 and 58,408,039 shares issued and outstanding	13,151,059	10,770,353
Class “B” non-voting, 100,000,000 common shares authorized without par value, none issued and outstanding	-	-
Obligation to issue shares (Note 11)	-	147,338
Accumulated other comprehensive income	(65,838)	36,650
Deficit accumulated during the development stage	(7,725,710)	(7,188,362)

Total Stockholders’ Equity	5,359,511	3,765,979

Total Liabilities and Stockholders’ Equity	$7,101,627	$4,700,784

-F1-
The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Cumulative from December 13, 1994 (Date of Inception) to April 30, 2009 (Unaudited)	For The year ended April 30, 2009	For the year ended April 30, 2008

Revenue
Oil and natural gas sales	$100,263	$28,054	$20,201
Service revenue	7,726	7,726	-

Total Revenue	107,989	35,780	20,201

Operating expenses
Gain on write-off of payables	(63,487)	-	-
Depletion and depreciation	5,897	-	1,470
Lease operating expense	11,244	11,244	-
License	16,500	2,000	3,000
Office	824,142	473,105	292,408
Professional fees	660,347	147,583	322,578
Transfer agent and regulatory	35,895	11,127	8,797
Loss from equity investment (Note 3)	76,535	40,072	36,463
Impairment gain (loss) – petroleum interest (Note 11(a))	350,998	2,572	354,318

Total Operating Expenses	1,918,071	687,703	1,019,034

Loss from Operations	(1,810,082)	(651,923)	(998,833)

Other Income (Expenses)
Gain on sale of available-for-sale securities (Note 7)	104,670	-	1,920
Interest on convertible debentures	(15,316)	(2,188)	(2,188)
Gain on license obligation	1,000	-	-
Gain (loss) on settlement of obligation to issue shares	48,750	(5,000)	53,750

Loss before discontinued operations	(1,670,978)	(659,111)	(945,351)
Discontinued operations	(6,054,732)	-	-

Net loss	$(7,725,710)	$(659,111)	$(945,351)

-F2-
The accompanying notes are an integral part of these consolidated financial statements.

Other Compensation income (loss)
Unrealized gain (loss) on available-for-sale securities	58,146	(100,824)	(39,395)
Reclassification adjustment for gains included in net loss
Gain (loss) Foreign currency translation	(122,320)	-	(2,320)
	(1,664)	(1,664)	-
Total other comprehensive loss	(65,838)	(102,488)	(41,715)

Comprehensive loss	(7,791,548)	(761,599)	(987,066)

Loss Per Share – Basic and Diluted		(0.01)	(0.02)

Weighted average number of class A common shares Outstanding – basic and diluted		67,118,675	42,578,181

-F3-

IAS Energy, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the period from the date of commencement of development stage on 1 May 2005 to April 30, 2009 Unaudited	For the year ended April 30, 2009	For the year ended April 30, 2008
Operating activities
Net loss	$(7,725,710)	$(659,111)	$(945,351)
Adjustments to reconcile loss to net cash used by operating activities
Assets written-off	455,957	-	-
Depreciation and depletion	193,183	-	1,470
Gain on shares cancelled	(10)	-	-
Gain on sale of available-for-sale securities	(104,670)	-	(1,920)
Gain on write-off of payables	(549,562)	-	-
Shares issued for services	630,125	-	74,075
Shares issued for convertible debenture interest	18,786	-	-
loss on settlement of obligation to issue shares	(53,750)	-	(53,750)
Shares issued to settle obligation	107,500	-	107,500
Warrants issued for services	18,681	-	18,681
Stock-based compensation	275,011	135,630	90,671
Loss from equity investment	76,535	40,072	36,463
Impairment loss on oil and gas properties	348,426	-	354,318
Change in operating assets and liabilities
Prepaid expenses and deposits	60,489	64,042	(1,553)
Accounts receivable	-	-	3,468
Inventory	(28,615)	-	-
Accrued revenues from oil and gas properties	(5,156)	(2,104)	2,342
Accounts payable and accrued liabilities	825,829	46,785	63,984
Due to related parties	111,091	13,031	115,538
Net Cash Used in Operating Activities	(5,345,860)	(361,655)	(134,064)

Investing activities
Acquisition, net of cash received	(350,000)	(150,000)	(200,000)
Cash acquired from Power Telecom	13,960	13,960	-
Purchase of property and equipment	(99,626)	-	-
Purchase of license	(250,000)	-	-
Increase in patent protection costs	(266,822)	-	-
Investment in oil and gas properties	(555,000)	-	-
Recoveries to oil and gas properties	277,500	-	-
Proceeds from sale of available-for-sale securities	104,990	-	2,240
Purchase of securities	(115,878)	-	-
Net Cash Used in Investing Activities	(1,240,876)	(136,040)	(197,760)

-F4-
The accompanying notes are an integral part of these consolidated financial statements.

Financing activities
Advances from related parties	1,845,093	475,598	244,917
Bank indebtedness	6,755	751	6,004
Proceeds from issuance of common stock	4,332,827	22,500	65,403
Proceeds from convertible debentures	400,000	-	-
Proceeds from common stock subscribed	4,000	-	4,000
Net Cash Provided by Financing Activities	6,588,675	498,849	320,324

Effect of exchange rate changes on cash	(1,664)	(1,664)	-

Net increase (decrease) in cash	275	(510)	(11,500)
Cash, beginning of year	-	785	12,285

Cash, end of year	275	275	785

Supplemental Disclosures

Interest paid	8,752	2,188	2,188
Income tax paid	-	-	-

Non-cash investing and financing activities
Issue of common stock to settle related party debt	892,741	-	-
Issue of common stock for convertible debentures and accrued interest converted	394,661	-	-
Issue of common stock for technology	1	-	-
Issue of common stock for revenue interest	53,425
Net liabilities assumed from acquisition	267,653	267,653	-
Issue of common stock for investment	6,477,474	2,197,001	4,280,473

-F5-
The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 13, 1994 (inception) through April 30, 2009 with
December 13, 1994 (inception) through April 30, 2007 unaudited

	Class A Common Stock and Additional Paid-In Capital
	Shares #	Amount $	Obligation To issue Shares $	Deficit Accumulated During the Development Stage $	Total Stockholders’ Equity (Deficit) $

Balance – 13 December 1994 (Date of inception)	-	-	-	-	-
Shares issued for cash	100	10	-	-	10
Shares issued for technology	6,000,000	1	-	-	1
Stock issued for cash pursuant to:
Private placement	700,000	70,000	-	-	70,000
Public offering memorandum	336,333	252,250	-	-	252,250
Net loss for the period	-	-	-	(83,615)	(83,615)

Balance – April 30, 1995	7,036,433	322,261	-	(83,615)	238,646
Shares previously issued, donated back and cancelled	(100)	(10)	-	-	(10)
Shares issued for cash pursuant to options exercised	210,000	52,500	-	-	52,500
Net loss for the year	-	-	-	(480,298)	(480,298)

Balance – April 30, 1996	7,246,333	374,751	-	(563,913)	(189,162)
Shares issued for cash pursuant to:
Private placement	722,000	1,124,500	-	-	1,124,500
Options exercised	224,000	140,500	-	-	140,500
Shares issued for services	25,000	8,333	-	-	8,333
Net loss for the year	-	-	-	(1,044,516)	(1,044,516)

Balance – April 30, 1997	8,217,333	1,648,084	-	(1,608,429)	39,655
Shares issued for cash pursuant to:
Public offering memorandum	263,667	197,750	-	-	197,750
Options exercised	87,500	26,875	-	-	26,875
Private placement	7,000	15,750	-	-	15,750
Private placement and foreign units offering	575,600	1,007,300	-	-	1,007,300
Shares issued for services	169,250	260,125	-	-	260,125

-F6-
The accompanying notes are an integral part of these consolidated financial statements.

Net loss for the year	-	-	-	(1,633,047)	(1,633,047)

Balance – April 30, 1998	9,320,350	3,155,884	-	(3,241,476)	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	-	-	500
Private placement and foreign units offering	95,000	166,250	-	-	166,250
Private placement	200,000	200,000	-	-	200,000
Exercise of warrants	48,000	84,000	-	-	84,000
Shares issued for services	132,000	230,640	-	-	230,640
Shares issued pursuant to conversion of convertible debentures including accrued interest	471,508	345,520	-	-	345,520
Net loss for the year	-	-	-	(1,219,435)	(1,219,435)

Balance – April 30, 1999	10,268,858	4,182,794	-	(4,460,911)	(278,117)

-F7-
The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 13, 1994 (inception) through April 30, 2009 with
December 13, 1994 (inception) through April 30, 2007 unaudited

	Class A Common Stock and Additional Paid-In Capital
	Shares #	Amount $	Obligation To issue Shares $	Deficit Accumulated During the Development Stage $	Accumulated Other Comprehensive Income $	Total Stockholders’ Equity (Deficit) $

Balance – April 30, 1999	10,268,858	4,182,794	-	(4,460,911)	-	(278,117)
Shares issued for cash pursuant to:
Private placement	968,902	484,451	-	-	-	484,451
Options exercised	2,500	2,500	-	-	-	2,500
Warrants exercised	18,125	30,938	-	-	-	30,938
Shares issued pursuant to conversion of convertible debentures including accrued interest	62,854	38,266	-	-	-	38,266
Net loss for the year	-	-	-	(572,169)	-	(572,169)

Balance – April 30, 2000	11,321,239	4,738,949	-	(5,033,080)	-	(294,131)
Shares issued to settle debt	267,048	211,781	-	-	-	211,781
Shares issued pursuant to conversion of convertible debentures including accrued interest	12,358	10,875	-	-	-	10,875
Net loss for the year	-	-	-	(755,406)	-	(755,406)

Balance – April 30, 2001	11,600,645	4,961,605	-	(5,788,486)	-	(826,881)
Net loss for the year	-	-	-	(752,321)	-	(752,321)

Balance – April 30, 2002	11,600,645	4,961,605	-	(6,540,807)	-	(1,579,202)
Shares issued for cash pursuant to a private placement	944,250	188,850	-	-	-	188,850
Shares issued to settle related party debt	22,698,667	680,960	-	-	-	680,960
Net income for the year	-	-	-	304,576	-	304,576
Unrealized gain on available-for-sale securities	-	-	-	-	4,800	4,800

Balance – April 30, 2003	35,243,562	5,831,415	-	(6,236,231)	4,800	(400,016)

-F8-
The accompanying notes are an integral part of these consolidated financial statements.

Net income for the year	-	-	-	119,993	-	119,993
Unrealized gain on available-for-sale securities	-	-	-	-	27,019	27,019

Balance – April 30, 2004	35,243,562	5,831,415	-	(6,116,238)	31,819	(253,004)
Net loss for the year	-	-	-	(42,726)	-	(42,726)
Unrealized gain on available-for-sale securities	-	-	-	-	44,178	44,178

Balance – April 30, 2005	35,243,562	5,831,415	-	(6,158,964)	75,997	(251,552)
Obligation to issue shares	-	-	53,425	-	-	53,425
Net loss for the year	-	-	-	(59,428)	-	(59,428)
Unrealized gain on available-for-sale securities	-	-	-	-	140,700	140,700

Balance – April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)

-F9-
The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
December 13, 1994 (inception) through April 30, 2009 with
December 13, 1994 (inception) through April 30, 2007 unaudited

	Class A Common Stock and Additional Paid-In Capital
	Shares #	Amount $	Obligation To issue Shares $	Deficit Accumulated During the Development Stage $	Accumulated Other Comprehensive Income $	Total Stockholders’ Equity (Deficit) $

Balance – April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue agreement	279,477	53,425	(53,425)	-	-	-
Shares issued for cash pursuant to a private placement	500,000	200,000	-	-	-	200,000
Obligation to issue shares	-	-	62,446	-	-	62,446
Stock-based compensation	-	48,710	-	-	-	48,710
Net loss for the year	-	-	-	(24,619)	-	(24,619)
Unrealized gain on available-for-sale securities	-	-	-	-	(18,332)	(18,332)
Reclassification adjustment on sale of available-for-sale securities	-	-	-	-	(120,000)	(120,000)

Balance – April 30, 2007	36,023,039	6,133,550	62,446	(6,243,011)	78,365	31,350
Shares issued for cash pursuant to:
Private placement	58,000	21,903	-	-	-	21,903
Options exercised	137,500	27,500	-	-	-	27,500
Warrants exercised	40,000	16,000	-	-	-	16,000
Shares issued for services	149,500	74,075	-	-	-	74,075
Settlement of obligation to issue shares	-	107,500	-	-	-	107,500
Shares issued pursuant to exercise of option to purchase investment in Power Telecom (Note 3)	22,000,000	4,280,473	-	-	-	4,280,473
Fair value of warrants issued for services	-	18,681	-	-	-	18,681
Common stock subscribed	-	-	4,000	-	-	4,000
Obligation to issue shares	-	-	80,892	-	-	80,892
Stock-based compensation	-	90,671	-	-	-	90,671
Net loss for the year	-	-	-	(945,351)	-	(945,351)
Unrealized gain on available-for-sale securities	-	-	-	-	(39,395)	(39,395)
Reclassification adjustment on sale of available-for-sale securities	-	-	-	-	(2,320)	(2,320)

-F10-
The accompanying notes are an integral part of these consolidated financial statements.

Balance – April 30, 2008	58,408,039	10,770,353	147,338	(7,188,362)	36,650	3,765,979
Adjustment to beginning balances due to immaterial errors in prior periods	-	(121,763)	-	121,763	-	-
Settlement of obligation to issue shares	505,778	147,338	(147,338)
Shares issued for cash	100,000	20,000	-		-	20,000
Shares issued pursuant to option exercise	50,000	2,500	-	-	-	2,500
Shares issued pursuant to exercise of option to purchase investment in Power Telecom (Note 3)	11,000,000	2,197,001	-	-	-	2,197,001
Stock-based compensation	-	135,630	-	-	-	135,630
Net loss for the year	-	-	-	(659,111)	-	(659,111)
Foreign company translation adjustment	-	-	-	-	(1,664)	(1,664)
Unrealized loss on available-for-sale securities	-	-	-	-	(100,824)	(100,824)

Balance – April 30, 2009	70,063,817	13,151,059	-	(7,725,710)	(65,838)	5,359,511

-F11-
The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1.

Nature of Business

IAS Energy, Inc. was incorporated on 13 December 1994 pursuant to the Laws of the State of Oregon. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. On May 24, 2007, the Company changed its name to IAS Energy, Inc.  The Company has minimal oil and gas revenues and is acquiring and developing a video-sharing website, as described in Note 3.

These consolidated financial statements include the accounts of the Company and its 60% owned subsidiary, Power Telecom Limited (“Power Telecom”), since the date the Company acquired control on September 3, 2008.

In a development stage company, management devotes most of its activities to establishing a new business, including raising capital to acquire interest in the website. Planned principle activities have not yet produced any revenues and the Company has suffered operating losses as is normal in development stage companies. See Note 2.

Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its 60% owned subsidiary, Power Telecom Limited (“Power Telecom”), since the date the Company acquired control on September  3, 2008. Prior to that date, the Company’s investment in  Power Telecom was accounted for using the equity method of accounting. For fiscal year ended April 30, 2009, all inter-company balances and transactions have been eliminated on consolidation. The non-controlling interest in the common shares of Power Telecom is zero at April 30, 2009 due to Power Telecom’s negative historical shareholders’ equity.

Fiscal period

The Company’s fiscal year ends on April 30.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Risks and uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change.  The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

-F12-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Available-for-sale securities

Available-for-sale securities are recorded at market. Unrealized gains and losses on such securities are reported in comprehensive income in the period they occur.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. For the years ended April 30, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

-F13-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill and certain intangible assets be assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill completed during the year ended April 30, 2009 resulted in no impairment losses.

Asset retirement obligation

The Company is required to recognize a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development or normal operations of those assets.  Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred.  A corresponding increase to the carrying amount of the related asset, when one is identifiable, is recorded and amortized over the life of the asset.  Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed.  The amount of the liability is subject to re-measurement at each reporting period.  The estimates are based principally on legal and regulatory requirements.  It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation or changes in cost estimates.  Changes in

-F14-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

estimates are accounted for prospectively commencing in the period the estimate is revised. At April 30, 2009 and 2008, no asset retirement obligation was recorded.

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

-F15-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

For the periods presented, there were no proved reserves reported due to the nature of the producing wells. As a result, all costs that would be capitalized during the periods was impaired immediately.

Revenue recognition

The Company recognizes oil and gas revenue under the sales method when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Research and development

The costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended April 30, 2009 and 2008, $2,000 and $3,000, respectively, were expensed as research and development costs.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “ Accounting for Income Taxes ”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, goodwill, stock-based compensation and deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest

-F16-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Entities, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact on its consolidated financial statements.

In May 2009, the FSAB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  The Company has determined that the adoption of SFAS No. 165 will have no impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for periods beginning after 15 November 2008.  The Company is currently reviewing the effect, if any, that the adoption of this statement will have to the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently reviewing the effect, if any, that the adoption of this statement will have to the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The

-F17-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company has determined that the adoption of SFAS No. 165 will have no material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which applies to convertible debt that includes a cash conversion feature. Under APB 14-1, the liability and equity components of convertible debt instruments within the scope of this pronouncement shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FASB Staff Position No. 14-1 on its consolidated results of operation and financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for the Company on January 1, 2008. We have partially adopted FAS 157 as of January 1, 2008 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2,  Partial Deferral of the Effective Date of Statement 157,”  (“FSP 157-2”).  The adoption of FAS 157 did not have an impact on our consolidated financial position or operating results.   FSP 157-2 delays the effective date of FAS 157 from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature

-F18-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

not included in the Codification will be considered non authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2.                      Going Concern

The Company has a net loss of $659,111 during the year ended April 30, 2009 an accumulated losses of $7,725,710 since its inception. The Company also has working capital deficit of $1,659,081 at April 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At April 30, 2009, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3.                       Acquisition

On November 26, 2007, the Company entered into an Equity Share Purchase Agreement (the “Agreement”) with all of the stockholders of Power Telecom, a corporation organized under the laws of Hong Kong. Pursuant to the Agreement the Company, at its option, has the right to purchase all of the issued and outstanding shares of capital stock of Power Telecom (the “Shares”).  The consideration to be paid under the Agreement consists of 55,000,000 Class A shares of common stock of the Company and the Company is required to make cash payments to Power Telecom totaling $650,000 towards the further development of Power Telecom’s business.  Power Telecom owns the rights to the Chinese website www.video1314.com, an information sharing website.  The Company paid a non-refundable deposit of $50,000 to Power Telecom upon execution of the Agreement and an additional $300,000 capital contribution. . Pursuant to the Agreement, the Company received a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom in stages as described below:

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

(iii)
To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee. The Company exercised this option on September 3, 2008. The 11,000,000 common shares issued were recorded at a fair value of $2,197,001.

(iv)
To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee.

-F19-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

(v)
To purchase an additional 20% interest in Power Telecom, the Company must issue an additional 10,000,000 Class A common shares, pay a further $150,000 to Power Telecom, and issue an additional 1,000,000 Class A common shares as a finder’s fee.

In accordance with SFAS No. 141, “Business Combinations,” acquisitions of a controlling interest are accounted for under the purchase method of accounting.  Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

Effective September 3, 2008, the Company owned a 60% interest in Power Telecom by having issued 33,000,000 Class A shares of common stock of the Company and making an equity contribution of $350,000 to Power Telecom for working capital purposes.

Up until September 2, 2008, the Company’s 40% investment in Power Telecom was accounted for using the equity method with the Company’s share of losses being $76,535 since acquisition.  Upon purchasing the 60% interest, the acquisition was accounted for using the purchase method and the consolidated statements of operations and cash flows include the results of operations of Power Telecom from September 3, 2008 to April 30, 2009.  The losses applicable to the non-controlling interest of Power Telecom have been allocated only to the Company’s interest as the losses exceed the non-controlling interest in the common shares of Power Telecom.

The purchase price of the 60% interest of Power Telecom is detailed as follows:

Capital contribution in cash	$350,000
Fair value of shares of IAS’s common stock:
First tranche of 11 million shares	1,880,032
Second Tranche of 11 million shares	2,400,441
Third tranche of 11 million shares	2,197,001

Loss in equity investment prior to September 3, 2008	(76,537)

Total Purchase Price	$6,750,937

The acquisition has been accounted for in accordance with the provision of SFAS No. 141, “Business Combinations.” The total purchase price was allocated to the net tangible assets based on the estimated fair values. The final allocation of the purchase price is as follows:

	$
Assets purchased:
Cash and cash equivalents		13,960
Receivables, prepaids and other current assets		2,562
Goodwill		7,018,592

Total assets acquired		7,035,114

Liabilities assumed:
Accounts payable and accrued liabilities		(284,177)

-F20-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Total liabilities assumed	(284,177)

Purchase price	6,750,937

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment.  At April 30, 2008. The Company performed their annual test of goodwill for impairment. The goodwill was tested by performing the two-step impairment test. For the year ended April 30, 2009, no impairment was recorded.

Goodwill recognized in the above transactions amounted to $7,018,592 and this amount is expected to be non-deductible for tax purposes.

The shares issued for the above investment have the following restrictions:

a)	Holding period of six months;

(b)	After the six-month holding period, the number of shares to be sold during any 90-day period cannot exceed 1% of the outstanding shares of the same class;

(c)	The sales must be handled as routine transactions with no solicitation; and

(d)	A notice has to be filed with the SEC on Form 144 if the sale involves more than 500 shares or the aggregate dollar amount is greater than $10,000 in any 90-day period.

The first tranche of 11,000,000 shares issued on November 26, 2007, used the five-day average trading price of $0.23, before the announcement was made 23 October 2007, in the calculation of the fair value.

The second tranche of 11,000,000 shares issued on March 5, 2008, used the five-day average trading price of $0.28 in the calculation of the fair value.

The third tranche of 11,000,000 shares issued on July 30, 2008, used the five-day average trading price of $0.25 in the calculation of the fair value.
Since these shares have trading restrictions, the aggregate fair value was calculated using the above prices, over the estimated time (based on trading restrictions) to achieve free trading status, using a 10% discount factor.

Pro forma information

The following consolidated pro forma financial information presents the combined results of operations of the Company and Power Telecom for the year ended 30 April 2009 as if the acquisitions had occurred at 1 May 2008, including the issuance of the Company’s common shares as consideration for the acquisition of Power Telecom.

-F21-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

			Consolidated Pro Forma

	Year ended April 30, 2009		Year ended April 30, 2008
	$		$

Revenues		38,346	26,300
Net loss		(748,576)	(1,261,652)
Basic and diluted loss per common share		(0.01)	(0.03)

The amounts of revenue and net loss of Power Telecom since the acquisition date included in the consolidated income statement for the year ended April 30, 2009 are $7,726 and ($166,395), respectively.

The consolidated pro forma financial information does not include adjustments to remove certain private company expenses, which may not be incurred in future periods.  Similarly, the unaudited consolidated pro forma financial information does not include adjustments for additional expenses, such as rent, insurance, and other expenses that would have been incurred subsequent to the acquisition date.   The unaudited consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Power Telecom been a single entity during these periods.

As part of the Option Agreement, the Company granted 1,000,000 stock options as stock based compensation to the subsidiary’s key employees to purchase 1,000,000 Class A common shares of the Company at a price of $0.33 per share for a period of five years. The 1,000,000 stock options were recorded at a fair value of $267,954. The options vest as to 12.5% upon grant date and an additional 12.5% every 90 days thereafter. Refer to Note 9.

Change in control

Per the Option Agreement dated November 26, 2007 (Option Agreement) between the Company, Mr. Samuel Kam, a businessman and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited, who collectively owns 100% of the issued and outstanding shares of Power Telecom, upon the exercise of the fourth option as described above, Mr. Samuel Kam and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited will own the majority shares of common stock of the Company.

In addition, pursuant to the Option Agreement, upon the Company fully exercising the options described above, the Board of Directors of the Company shall consist of five persons, three to be nominated by Mr. Samuel Kam and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited and two to be nominated by John Robertson, the current President of the Company. From the  Option Agreement until the earlier of the date that the Company has fully exercised the options and December 31, 2013, Mr.  Samuel Kam and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited covenant to vote their shares of the Company in favor of the composition of the Board of Directors of the Company as John Robertson, the current President of IAS, shall so direct in writing. Thus the control of the company will remain with Mr. John Robertson at least before December 31, 2013.  The Company does not intend to exercise any further options to acquire any further interest in Power Telecom.

-F22-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 4.                      Asset Retirement Obligation

The total future asset retirement obligation (“ARO”) was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods.  Although the Company’s wells are producing, the Company has estimated the total ARO to be $Nil As of April 30, 2009 (April 30, 2008 - $Nil) because the costs to be incurred in shutting down the wells are estimated to be minimal.

Note 5.                      Related Party Transactions

Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies controlled or significantly influenced by the President of the Company.
As of April 30, 2009, the Company was owed by related companies controlled or significantly influenced by the President of the Company $8,108 (April 30, 2008 - $21,139) comprised of advances and/or expenses paid by the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As of April 30, 2009, the Company owed related companies controlled or significantly influenced by the President of the Company $1,305,619 (April 30, 2008 - $830,021) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As of April 30, 2009, the Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal services amounting to $28,400 (2008 - $27,191).

On April 7, 2008, the Company entered into an agreement with Teryl Resources Corp. (“Teryl”), a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the year, both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells.  As such, the $25,000 paid to the Company is due to Teryl.

During the year ended April 30, 2009, the Company sold nil (2008 - 4,000) shares of a related company for net proceeds of nil (2008 - $2,240).

The Company shares office space with companies with related directors and officers.  The Company occupied this space rent-free during the year ended April 30, 2009.

Note 6.                      Debentures

On 15 June 1997, the Company offered, in a private placement a three year, 8- 3/4% interest rate, convertible debenture to raise $500,000, of which $40,000 was sold prior to closing.  Interest is paid annually and the debenture is convertible into Class "A" common shares at $2.50, 3.00 and $3.50 on June 15, 1998, 1999 and 2000, respectively.  In the event the shares are trading below $4.00 per share over a ten-day average prior to exercising into shares of the Company during the last month of the third year, the convertible debenture will be exercisable at 20 % below the said ten-day average.  The maturity date was June 15, 2000.

-F23-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Of the $40,000 noted above, $15,000 was redeemed as April 30, 2000. As of April 30, 2009, $25,000 of debentures remains outstanding.  Interest is due annually.  The company evaluated this instrument under FAS 133 and EITF 00-19 to determine whether the conversion feature should be bifurcated and accounted for as derivative liability. Based on this evaluation, the conversion feature was not bifurcated. The company then evaluated the convertible portion under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed.

Note 7.                      Available-For-Sale-Securities

	Year Ended April 30, 2009			Year Ended April 30, 2008
	Cost $	Gross Unrealized Losses $	Fair Value $	Cost $	Gross Unrealized Gains $	Fair Value $
Available-for-sale security	125,939	(64,174)	61,765	125,939	36,650	162,589

The above available-for-sale securities have been accounted for using the fair value method. The Company did not have any sales during the year ended April 30, 2009.

Note 8.                      Common Stock

(a)	During the year ended April 30, 2009, the Company issued 50,000 Class A common shares at $0.05 per share upon the exercise of stock options for proceeds of $2,500.

(b)
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

(c)
On 30 July 2008, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $2,197,001.

-F24-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

(d)	On 21 July 2008, the Company issued 495,778 Class A common shares to a private company controlled by the President of the Company to fulfill its obligation per agreement, as described in Note 11(a).

(e)
On 28 May 2008, the Company issued 10,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $4,000, received during the April 30, 2008 year end.  Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase one additional Class A common share at an exercise price of $0.50 per share for one year, expiring 28 May 2009.

(f)
On 5 March 2008, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $2,400,441.

(g)
On 12 February 2008, the Company issued 33,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $12,704, net of issue costs of $496. Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase an additional share at an exercise price of $0.50 per share for one year, expiring on 12 February 2009.

(h)
On 28 January 2008, the Company issued 25,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $9,199, net of issue costs of $801. Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase on additional share at an exercise price of $0.50 per share for one year, expiring on 28 January 2009.

(i)
On 26 November 2007, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom. In addition, 1,000,000 Class A common shares were issued as a finder’s fee. The fair value of the total shares issued is $1,880,032.

(j)	On 29 October 2007, the Company issued 49,500 Class A common shares for services with a fair value of $42,075.

(k)
On 31 August 2007, the Company issued 100,000 units, each unit consisting of one Class A common share and one share purchase warrant, for services. Each warrant entitles the holder to acquire one additional Class A share for $0.40, until 31 August 2009. The fair value of the shares and warrants were $32,000 and $18,681, respectively.

(l)	During the year ended April 30, 2008, the Company issued 137,500 Class A common shares at $0.20 per share upon the exercise of stock options for proceeds of $27,500.

(m)	During the year ended April 30, 2008, the Company issued 40,000 Class A common shares at $0.40 per share upon the exercise of warrants for proceeds of $16,000.

Note 9.                      Stock Option Plan

The Company has a Stock Option Plan to issue up to 2,500,000 Class “A” common shares to certain key directors and employees, approved and registered October 2, 1996, as amended. Pursuant to the Plan, the Company has granted stock options to certain directors and employees.

-F25-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

The fair value of the original options was deducted from the fair value of the modified options for a difference of $194,840. During the year ended April 30, 2009, $nil (2008 - $4,059) stock-based compensation expense was charged to operations for the vested incremental increase in the fair value of these stock options. The balance of $142,071 (2008 - $142,071) of unrecognized compensation cost related to the non-vested stock options held by the employees will be recognized over future periods.

On February 12, 2009, the Company granted 50,000 stock options from the 2007 Stock Option Plan to an employee exercisable at $0.20 per share, up to February 12, 2014. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.28%, expected volatility of 185%, an expected option life of 2.5 years and no expected dividends.

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

On April 1, 2009, the Company granted 200,000 common stock options from the 2007 Stock Option Plan to a consultant exercisable at $0.05 per share, up to April 1, 2010. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 0.41%, expected volatility of 224.44%, an expected option life of 1/2 years and no expected dividends.

These options vest as follows:

[i]	25% of the options vest upon granting of the option; such initial vest is referred to as the “First Vesting”;

[ii]	The second 25% of the options vest 30 days from the date of exercise of the First Vesting; such second vesting is referred to as the “Second Vesting”;

-F26-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

[iii]	The third 25% of the options vest 30 days from the date of exercise of the Second Vesting; such third vesting is referred to as the “Third Vesting”;

[iv]	The fourth and final 25% of the options vest 30 days from the date of the exercise of the Third Vesting; and

[v]	The options expire 12 months from the date of grant.

During the year ended April 30, 2008, the Company granted 1,000,000 options in accordance with the terms of the option agreement as described in Note 3. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.73%, expected volatility of 163%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $0.27 per option. During the year ended April 30, 2009, $133,977 (2008 - $66,988) stock- based compensation expense was charged to operations, and the balance of $66,989 (2008 - $200,966) of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

These options have the following vesting schedule:

[i]	12.5% of the options vest on the day that the Company issues 10,000,000 of its shares to Power Telecom as per the option agreement. Refer to Note 3;

[ii]	Every 90 days thereafter, an additional 12.5% of the grant shall vest; and

[iii]	The options expire 60 months from the date of grant.

During the year ended April 30, 2008, the Company granted 100,000 options pursuant to the 2007 Stock Option Plan. The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk-free interest rate of 3.49%, expected volatility of 166%, an expected option life of 2.5 years and no expected dividends. The options have an exercise price of $0.96 for a period of five years expiring November 7, 2012. The weighted average fair value of options granted was $0.78 per option. During the year ended April 30, 2009, $nil (2008 - $19,624) stock-based compensation expense was charged to operations, and the balance of $58,871 of unrecognized compensation cost related to the non-vested stock options will be recognized over future periods as they vest.

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

-F27-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

At April 30, 2009, there was $273,352 (2008-$401,908) of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 36 months.  The total fair value of stock options vested during the year ended April 30, 2009 and 2008 was $135,630 and $90,671, respectively.

A summary of the Company’s stock option activity for the years ended April 30, 2009 and 2008 is as follows:
	April 30, 2009		April 30, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	2,212,500	$0.29	1,250,000	$0.20
Granted	250,000	0.08	1,100,000	0.39
Exercised	(50,000)	0.05	(137,500)	0.20
Expired	(37,500)	0.20	-	-
Cancelled	-	-	-	-
Outstanding at end of year	2,375,000	$0.28	2,212,500	$0.29
Exercisable at end of year	987,500	$0.32	512,500	$0.30
Weighted average fair value of options granted		$0.08		$0.39

At April 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.96 per share and 2.93 years, respectively. The intrinsic value of “in the money” options at April 30, 2009 was $99,000.

Additional information regarding options outstanding and exercisable as at April 30, 2009 is as follows:

	Options Outstanding
				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual Life
Expiry Date	Price	Option	Value	(in years)
	$	#	$	#

April 01, 2010	0.05	150,000	31,500	0.92
November 20, 2011	0.20	1,075,000	64,500	2.56
October 23, 2012	0.33	1,000,000	–	3.48
February 12, 2014	0.20	50,000	3,000	4.79
November 7, 2012	0.96	100,000	–	3.53

Options outstanding		2,375,000	99,000	2.93

-F28-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	Options Exercisable
				Weighted Average
			Aggregate	Remaining
	Exercise	Shares Under	Intrinsic	Contractual Life
Expiry Date	Price	Option	Value	(in years)
	$	#	$	#

February 12, 2014	0.20	12,500	3,000	4.79
November 20, 2011	0.20	200,000	3,870	2.56
October 23, 2012	0.33	750,000	–	3.48
November 7, 2012	0.96	25,000	–	3.53

Options exercisable		987,500	6,870	3.18

As at April 30, 2009, there was $273,352 (2008 - $401,908) of total unrecognized compensation costs related to non-vested stock options granted under the Plans, which are expected to be recognized over a weighted-average period of 35 months. The total fair value of stock options vested during the years ended April 30, 2009 and 2008 was $135,630 and $90,671, respectively.

The aggregate intrinsic value of all options exercised was $10,500 (2008 - $6,875).

A summary of the status of the Company’s non-vested stock options as of April 30, 2009 and changes during the year ended April 30, 2009 is presented below:

		Weighted Average
		Grant Date
	Stock Options	Fair Value
	#	$

Non-vested at May 1, 2008	1,700,000	0.29
Vested	(562,500)	0.24
Granted	250,000	0.03

Non-vested at April 30, 2009	1,387,500	0.20

-F29-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 10.                      Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants for the year ended April 30, 2009 and 2008:

	April 30, 2009		April 30, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period – 1 May 2008	368,000	$0.42	250,000	$0.40
Granted	110,000	0.27	158,000	0.44
Exercised	-	-	(40,000)	0.40
Expired	(268,000)	0.42	-	-
Cancelled	-	-	-	-
Outstanding at end of period	210,000	$0.33	368,000	$0.42
Exercisable at end of period	210,000	$0.33	368,000	$0.42

As of April 30, 2009, the range of warrant prices for shares under warrants, the weighted average remaining contractual life and the aggregate intrinsic value are as follows:

			Weighted Average
			Contractual	Aggregate Intrinsic Va
	Exercise	Number of	Life	Intrinsic
Expiry Date	Price	Warrants	(in years)	Value
	$	#	#	$
August 31, 2009	0.40	100,000	0.34	-
May 28, 2009	0.50	10,000	0.08	-
September 5, 2009	0.25	100,000	0.35	1,000

		210,000		1,000

Note 11.                      Oil and Gas Properties

(a)
The Company entered into an agreement dated 6 April 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares (issued - 775,255 at April 30, 2009) of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. The remaining 224,745 shares were issued on July 31, 2009 (Refer to Note 14 (b)). To April 30, 2009, revenue from the wells was approximately $58,030. During the year ended April 30, 2009, the Company received/accrued $17,878 of revenue from the wells.

The wells are producing but a value cannot be placed on them due to vertical fracture features that prevent the estimation of reserves. Accordingly, cumulative impairment loss of $199,335 equal to the investment in the oil wells that would have otherwise been recorded has been charged to operations. During the year ended April 30, 2009, $2,572 (April 30, 2008 - $80,892) of impairment loss was incurred.

-F30-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

To April 30, 2009, the Company’s portion of the revenue from the wells was approximately $41,873 (2008 - $31,697). During the year ended April 30, 2009, the Company received/accrued $10,176 (2008 - $17,205) of revenues from the wells, and recorded depletion of $nil (2008 - $1,470) on the capitalized costs relating to this area.

Due to the nature of these wells, the Company is unable to estimate proved reserves. As a result all costs are impaired immediately. The total impairment for 2009 and 2008 was $nil and $273,426.

Note 12.                      Income Tax

The Company has losses carried forward for income tax purposes to April 30, 2009, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance. In addition, the utilization of certain net operating losses may be limited due to the acquisition of Power Telecom.

The composition of the Company’s deferred tax assets at April 30, 2009 and 2008 is as follows:

	April 30,
	2009	2008

Net operating loss carry forward	7,248,481	6,725,000

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	%

Deferred tax asset	2,536,968	2,354,000
Less: Valuation allowance	(2,536,968)	(2,354,000)

Net deferred tax asset	-	-

As of April 30, 2009, the Company has unused net operating losses for U.S. federal income tax purposes of approximately $7,248,481 that are available to offset future taxable income.  This unused net operating loss carry forward balance for income tax purposes will expire in the years 2024 through 2029.

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rates to income tax expense is:

-F31-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

	April 30,	April 30,
	2008	2008
	$	$

Income tax benefit computed at U.S. statutory rates	230,689	330,873
Write-off of accounts payable	-	–
Depletion	(900)	(515)
Impairment loss – oil and gas properties	(14,025)	(124,011)
Equity adjustment	-	(12,762)
Stock-based adjustment	(47,471)	(31,735)
Gain on sale of available-for-sale securities	-	672
Gain on issue of shares	(1,750)	18,813
Unrecognized tax losses	(166,543)	(181,335)
Future income tax benefit	–	–

Note 13.                      Commitments

(i)
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

(ii)
On August 31, 2007, the Company entered into an agreement with America West Pacific International Invest Corporation (“America West”) to provide public and investor relations for a period of eighteen months. America West was issued 100,000 common shares of the Company and 100,000 share purchase warrants to acquire 100,000 common shares at $0.40 per share for a period of two years, expiring on August 31, 2009. America West will also receive 15% of any funds they raise for the Company, which will be paid 10% in cash and 5% in common shares. The fair value of the 100,000 common shares and warrants issued was $50,681, which has been charged to professional fees.

(iii)
On September 9, 2009, the Company’s 60% owned subsidiary, Power Telecom, who is the owner of website “Video 1314”, entered into an advertising agreement with Panpacific Business Ltd. The agreement states that Panpacific Business Ltd. will be the exclusive advertiser for the Video 1314 website for a period of 2 years. Power Telecom will offer 40% of its advertising revenue to Panpacific Business Ltd.

-F32-

IAS Energy, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 14. Subsequent events

The following events occurred subsequent to April 30, 2009:

a.)	The Company entered a consulting agreement with 1800blogger.com on July 16, 2009 for consulting services to provide the Company daily exposure on Penny Stock Blog.

b.)
On July 31, 2009, the Company issued the remaining 224,745 shares to JGR to as the final payment for the working interest in two oil wells located in Burleson County, Texas in 2005. Refer to Note 11(a).

c.)	On July 24, 2009, Ms. Jennifer Lorette, Secretary/a member of the Board of Directors, has resigned from the Company.

d.)
100,000 purchase warrants issued during a private placement on September 5, 2008 that enables the holder to purchase one additional share at an exercise price of $0.25 for one year, expired on September 5, 2009.

e.)
100,000 purchase warrants issued during a private placement on May 28, 2008 that enables the holder to purchase one additional share at an exercise price of $0.50 for one year, expired on May 28, 2009.

f.)
100,000 purchase warrants issued during a private placement on August 31, 2008 that enables the holder to purchase one additional share at an exercise price of $0.40 for one year, expired on August 31, 2009.

g.)
On September 9, 2009, the Company’s 60% owned subsidiary, Power Telecom, who is the owner of website “Video 1314”, entered into an advertising agreement with Panpacific Business Ltd. The agreement states that Panpacific Business Ltd. will be the exclusive advertiser for the Video 1314 website for a period of 2 years. Power Telecom will offer 40% of its advertising revenue to Panpacific Business Ltd.

h.)	As of July 16, 2009, 150,000 shares of common stock options from the 2007 Stock Option Plan had been exercised a consultant to the Company at an exercise price of $0.05 per share.

-F33-