Form 10-K
period 2010-04-30
IAS ENERGY, INC.
filed 2010-10-06
CIK 945641

                                                                                  UNITED STATES

                                                        SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

 X

ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ___________.

Commission file number 0-21255

IAS ENERGY, INC.

(Exact name of registrant as specified in its charter)

OREGON

91-1063549

(State or Other Jurisdiction of

(I.R.S. Employer Identification No.)

Incorporation of Organization)

240 – 11780 Hammersmith Way, Richmond, British Columbia, Canada

V7A 5E9

(Address of principal executive offices)

 (ZIP Code)

Registrant’s telephone number, including area code:

(604) 278-5996

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

ii

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer

☐

Accelerated Filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No   ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   $2,559,105.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  71,898,062 shares of Class A common stock were issued and outstanding as of October 6, 2010.

Documents incorporated by reference: None.

TABLE OF CONTENTS

Part 1

Item 1

Business

1

Item 1A

Risk Factors

5

Item 1B

Unresolved Staff Comments

5

Item 2

Properties

5

Item 3

Legal Proceedings

5

Item 4

(Removed and Reserved)

5

Part II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

6

Item 6

Selected Financial Data

8

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

8

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

10

Item 8

Financial Statements and Supplementary Data

10

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

11

Item 9A

Controls and Procedures

11

Item 9B

Other Information

12

PART III

Item 10

Directors, Executive Officers and Corporate Governance

12

Item 11

Executive Compensation

14

Item 12

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

16

Item 13

Certain Relationships and Related Transactions, and Director Independence

16

Item 14

Principal Accountant Fees and Services

17

PART IV

Item 15

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

18

Signatures

PART I

ITEM 1.

BUSINESS

We are a development stage company incorporated in the state of Oregon in 1994.  Our principal business operations are conducted in British Columbia and in China.  Our principal business operations include the acquisition and exploration of oil and gas interests in North America and continued development of the Video1314 website.

Power Telecom Limited

In November 2007, we entered into an option agreement (“Option Agreement”) with the shareholders of Power Telecom Limited (“PTL”), being Samuel Kam (“Kam”) and Biotonus Clinique Bon Port (Hong Kong) Limited (“Biotonus”) (together Kam and Biotonus referred to as the “Vendors”) and PTL, to acquire up to an  interest in PTL.

PTL owns a 100% beneficial interest in www.video1314.com (“Video 1314”) a Chinese Web 2.0 platform similar to YouTube (www.youtube.com).  Video1314 is a fast growing Chinese Web 2.0 platform, similar to www.youtube.com, that allows users to share videos, music, and audio as well as sell goods and services using videos in its marketplace. Since its launch, Video1314 has attracted millions of users and is fast becoming one of Asia’s top Web2.0 destinations. Video1314 currently serves the Greater China region, which includes mainland China, Hong Kong, Macau and Taiwan. The features of the site are focused on free online photo, video and audio sharing; a marketplace to buy and sell goods using video, photo and audio technologies; and online educational gaming.

Pursuant to the terms of the Option Agreement, we were granted a series of irrevocable exclusive options to purchase up to 100% of the issued shares of PTL.  If all the options are exercised, we could issue up to 50,000,000 shares of Class A common stock in exchange for all of the issued outstanding shares of PTL.  Additionally, we may invest up to an aggregate of $650,000 cash in PTL as a capital contribution.  In October 2007, we paid to PTL the sum of $50,000 which was applied towards the $650,000 aggregate capital contribution.

We have no obligation to exercise the options in whole or in part. If we elect only to exercise one or some of the series of options granted thereunder, we will retain the percentage of PTL that we have already purchased.

We may also issue up to 5,000,000 shares of Class A common stock to Ramon Mabanta as a finder’s fee if all the options to purchase 100% of the shares of PTL are exercised.  Such finder’s fee shares shall be subject to a lock-up agreement.

In November 2007, we exercised the first option and earned a 20% interest in PTL by the issuance of 10,000,000 shares of Class A common stock and a payment of $50,000.  Additionally, we issued 1,000,000 shares of Class A common stock to Ramon Mabanta as a finder’s fee.

In March 2008, we exercised the second option to acquire an additional 20% interest in PTL by the issuance of an additional 10,000,000 shares of Class A common stock and a payment of $100,000.  Additionally, we issued 1,000,000shares of Class A common stock to Ramon Mabanta as a finder’s fee.

In September 2008, we exercised the third option by the issuance of an additional 10,000,000 shares of Class A common stock and a payment of $150,000.  Additionally, we issued 1,000,000shares of Class A common stock to Ramon Mabanta as a finder’s fee.

As part of the Option Agreement, we agreed that upon fully exercising the option to purchase 100% of the shares of PTL, our Board of Directors would consist of five persons, with three persons to be nominated by Kam and Biotonus and two persons to be nominated by our President, John Robertson.  From the date of the Option Agreement until the earlier of the date that we fully exercise the option to acquire all of the issued and outstanding shares of PTL and December 31, 2013, Kam and Biotonus covenanted to vote their shares in our Class A common stock in favour of the composition of the Board of Directors as our President, John Robertson, shall direct in writing.

At present, we hold a 60% interest in the issued and outstanding shares of PTL.

As of April 30, 2010, we have advanced a total of $350,000 and issued 30,000,000 shares of Class A common stock to acquire a 60% interest in PTL.  We also issued 3,000,000 shares of common stock to Ramon Mabanta as a finder’s fee.

Video1314

In December 2007, the fiber optic backbone capacity was upgraded from 100Mbps to 1000Mbps in Hong Kong, which is equivalent to twenty-two T3 lines. This added capacity and connection to the Internet would allow Video1314 to have the capacity to sustain over 30 million hits to its site per day. Traffic on its web site for the month of January 2008, registered more than 10 million hits, reflecting growing interest in the site's ability to offer video, photo and audio sharing experiences to its users. The activity in July 2010 of 69,388,229 hits represented a 1,735% increase compared to 4 million hits recorded in November 2007.

In June 2008, video1314.com entered into a partnership and cross-marketing agreement with Queen Productions Limited, a leading Chinese Artist management, music and film production company.  Queen Products represents many popular Chinese entertainers, and we hope its relationships may expand the audience for Video1314.com at a time when we have made significant enhancements to improve its functionality and content.

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

By July 2008 video1314.com had reached website traffic of over 14.3 million monthly hits to its website. At that point the website was averaging more than half a million clicks daily.   In September 2008, Video1314 received a record 934,147 hits to its website in a single day.  By January 2009, website traffic was over 23 million hits monthly and for the month of March 2009, the website recorded 45,462,333 hits, compared to 28,352 362 hits during February.  August 2009 had record hits of 55 million.  The website recorded 62,000,000 hits for March, and 63,717,402 hits for April, and in July 2010 it recorded a record number of 69,388,229 hits, compared to the initial hits of 4,000,000 per month in November 2007.

The demographics of users of the Video1314 are as follows:

China

52.70%

Hong Kong

28.30%

Taiwan

8.30%

Canada

4.70%

United States

3.20%

Macao

1.30%

Other countries

1.40%

Video1314.com worldwide traffic ranks as follows:

Rank

Hong Kong

1,096

Macao

1,807

Taiwan

4,659

Tunisia

6,664

China

15,092

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

Video1314.com will also display China Outdoor Media Group's exclusively produced content such as travel programs, fortune telling programs and celebrity interviews on Video1314.com's platform. The produced content can be exclusively viewed by millions of Video1314.com users throughout Asia.  In this partnership, China Outdoor Media Group's subsidiary, China New Media Company Ltd., will also be appointed as Video1314.com's advertising agent.  China New Media Company Ltd. will seek advertisers to place advertising and increase monetization for Video1314.com's site.  In addition, Video1314.com's top rated media clips will be supplied to China New Media Company Ltd. to be displayed on their digital display panels located in over 100 locations throughout Hong Kong at Japan Home Centre outlets.

In September 2009, PTL entered into an exclusive advertising contract with Panpacific Business Limited, a private Hong Kong advertising company, to generate revenue for the website www.video1314.com.  The contract is for two years and the revenue will be divided 60% for Video1314.com and 40% to Panpacific.  The contract is subject to a minimum amount of revenue to be reviewed every 90 days.

In March 2010, Video1314.com entered into an agreement with an entertainment content provider in China.  PTL entered into an agreement with a hi-tech company possessing up-to-date audit video coding and decoding technology and with another Chinese-based company that is a mobile phone streaming media and audio video gateway called Funvio Technology Ltd.  Datacom Information Technology Ltd. of China will be the main marketing company to develop an overseas market for wireless customers in mainland China.  Video 1314 will authorize Funvio Technology Ltd. to utilize Video 1314.com website to utilize the services for assuming wireless streaming medium video and audio products.

In June 2010 we announced that as part of a major expansion, Video1314.com would be providing a new web video viewing experience.  Apart from the existing user generated videos, the new site will feature 20 different vertical media channels.  Video1314.com will house a production team and crew producing unique quality programs for each channel.  Celebrity interviews, drama series, fashion shows, makeup lessons, culinary classes, travel programs will be among the many programs that will be produced.  In order to fund this expansion, Video1314 will be signing major partnership and sponsorship agreements for each vertical channel.  The first in a series of channels to be launched will be the Financial Channel, in which a partnership has already been signed.

Oil and Gas Interests

In 2005 we acquired a working interest in two oil wells located in Burleson County, Texas from a private company controlled by our President in consideration of 1,000,000 shares of Class A common stock.  Through April 30, 2010, revenue from the wells was approximately $121,582.  Although the wells are producing a value cannot be placed on them due to the characteristics of the well and the low production volumes that prevent the estimation of reserves.

In 2006 we entered into an agreement with Energy Source Inc. (“ESI”) to drill up to 24 gas wells located in Know and Laurel Counties, Kentucky. We could earn a 100% working interest (60% net revenue interest) in four gas wells by paying $185,000 per well and we had the option to acquire a 100% working interest (60% net revenue interest) in an additional 20 wells, which option has since expired unexercised. Each well is subject to a 12.5% net revenue interest to the landowner and a 27.5% interest to ESI. The first three wells were paid and drilled during 2006. ESI, the former operator of the wells, has been replaced and is currently in bankruptcy proceedings.

In 2006 we entered into an agreement with Teryl Resources Corp. (“Teryl”), a public company with common directors and officers, to farm out a 40% working interest in the wells, subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to ESI, in consideration for paying 50% of the total costs of the wells. We received $277,500 from Teryl during the year ended April 30, 2007, representing 50% of the cost of drilling the first, second and third wells.

In 2006, we assigned a 20% working interest (12% net revenue interest) in the third well drilled to three related parties pursuant to private placement subscription agreements, leaving us with a 40% working interest (24% net revenue interest) in the one well.

In April 2008 we entered into an agreement with Teryl whereby we agreed to sell to Teryl the remaining 40% working interest in the three gas wells.  We received an initial payment of $25,000 and the balance was to be determined after an independent valuation report was prepared by a qualified petroleum geologist.  During fiscal 2009 we agreed with Teryl to indefinitely suspend the agreement due to the characteristics of the well and the low production volumes.

As a result of the difficulty of obtaining an independent reserve report due to the characteristics of the well and the low production volumes, the total cost of $273,426 was impaired and charged to operations during the period ended April 30, 2009.

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

Video 1314

With the investment and our 60% ownership in Video 1314, we operate in Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information, and entertainment services integrated into other products and media properties.

We compete for users and advertisers with many other providers of online services.  The principal competitive factors relating to attracting and retaining users include the usefulness, accessibility, reach, integration, and personalization of the online services that we offer, and the overall user experience.

Our most significant competition is from Baidu, Alibaba, Yahoo! China, Google China, Tudou and Youku.

In the Chinese market, we also compete with local portals that are predominantly supported by local telecommunication providers or local providers of specific locally designed and marketed Internet services, some of which may have a potential competitive advantage due to an existing direct billing relationship with their users.

Government Regulations

Video 1314

Our business interest and operations in PTL and Video 1314 are conducted in China.  China's economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources.  The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us.  For example, we may be adversely affected by government control over video sharing and the Internet.  In December 2007, the Chinese government issued new rules which held that in order to operate, video-sharing sites must be part state-owned. Regulators later issued guidance that some privately run sites may continue if they were given licenses and agreed to abide by content restrictions.  Such measures may cause a decrease in the level of activity in media sharing web sites in China, which in turn could adversely affect us.

Oil and Gas

The oil and natural gas industry is subject to extensive controls and regulations imposed by various levels of government.  We do not expect that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas industry participants of similar size.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

We currently employ no full-time employees and utilize contractors as required.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.

PROPERTIES

Our executive offices are located at #240-11780 Hammersmith Way, Richmond, British Columbia V7A 5E9.  We share this office space with companies with related directors and officers on a month-by-month basis.  We have utilized this office space rent-free for the fiscal years ended April 30, 2010 and 2009.

Oil and Gas Properties

We own a working interest in two oil wells located in Burleson County, Texas.  To April 30, 2010, revenue from the wells was approximately $121,582.  Although the wells are producing a value cannot be placed on them due to the characteristics of the well and the low production volumes that prevent the estimation of reserves.

We own a 100% working interest (60% net revenue interest) in two wells and a 40% working interest (24% net revenue interest) in one well. All three wells are located in Kentucky.  Each well is subject to a 12.5% net revenue interest to the land-owner and a 27.5% interest to the vendor of the wells. The operator of these wells has been replaced and is currently in bankruptcy proceedings.

ITEM 3.

LEGAL PROCEEDINGS

To the best of the knowledge of our officers and directors, neither our company nor either of our officers and directors is party to any material legal proceeding or litigation.  Our officers and directors know of no threatened or contemplated legal proceedings or litigation. Neither of our officers and directors has been convicted of a felony and neither has been convicted of any criminal offense, felony or misdemeanor, relating to securities or performance in corporate office.  To the best of the knowledge of our officers and directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock (“Common Shares”) are not traded on any exchange.  Our Common Shares are quoted on the Pink Sheets under the symbol "IASCA.PK".  Trading on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.  We cannot assure you that there will be a market for our Common Shares in the future.

The following table shows the high and low prices (in U.S. dollars) of our Common Shares as reported on Yahoo Finance for the periods indicated.

Period	High	Low
Quarter Ended July 31, 2008	0.35	0.18
Quarter Ended October 31, 2008	0.28	0.08
Quarter Ended January 31, 2009	0.10	0.02
Quarter Ended April 30, 2009	0.28	0.02
Quarter Ended July 31, 2009	0.28	0.11
Quarter Ended October 31, 2009	0.28	0.03
Quarter Ended January 31, 2010	0.20	0.03
Quarter Ended April 30, 2010	0.21	0.04

The market quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessary represent actual transactions.

Holders

As of October 6, 2010 there were 71,898,062 Common Shares outstanding, held by 162 shareholders of record.

Dividend Policy

Historically, we have not paid any dividends on our Common Shares and do not expect to declare or pay any dividends on our Common Shares in the foreseeable future.  We intend to retain earnings to finance the development and expansion of our business.  Our future dividend policy will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plan

The following table sets forth information about our Common Shares that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of April 30, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended Stock Option Plan (2)	1,893,500	$0.28	606,500
2007 Stock Option Plan (3)	1,300,000	$0.33	700,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

(1)

The weighted average exercise price reflects those options that are vested and exercisable.

(2)

2006 Amended Stock Option Plan to grant stock options to purchase up to 2,500,000 Common Shares to directors, officers and employees, which Plan is registered under Form S-8 filed with the SEC on August 21, 2007.

(3)

2007 Stock Option Plan to grant stock options to purchase up to 2,000,000 Common Shares to directors, officer, employees and independent contractors, which Plan is registered under Form S-8 filed with the SEC on November 16, 2007.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of our securities without registration during the fiscal year ended April 30, 2010:

(a)

In May, June and July 2009 we issued an aggregate of 150,000 Common Shares upon the exercise of stock options for proceeds of $7,500.  These shares were issued to one optionee under the Form S-8 filed with the SEC on November 16, 2007;

(b)

On July 31, 2009 we issued 224,745 Common Shares to a private company controlled by the President as partial consideration for the oil wells located in Texas.  These shares were issued without a prospectus pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933.

(c)

During the year ended April 30, 2010, we issued an aggregate 965,000 units at $0.10 per unit to U.S. investors and non-U.S. investors, pursuant to a private placement for gross proceeds of $96,500.  Each unit consists of one common share of the Company and one share purchase warrant exercisable into the Company’s common stock at $0.15 per share for one year from issuance of the shares. These shares were issued without a prospectus pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933.

Subsequent to the year ended April 30, 2010, we sold the following securities without registration:

(a)

Subsequent to April 30, 2010, we issued an aggregate 494,500 units at $0.10 per unit to U.S. investors and non-U.S. investors, pursuant to a private placement for gross proceeds of $49,450.  Each unit consists of one common share of the Company and one share purchase warrant exercisable into the Company’s common stock at $0.15 per share for one year from issuance of the shares. These shares were issued without a prospectus pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering."  The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated.  Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities.  Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Additionally, the investors were given adequate access to sufficient information about us to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Annual Report.

Plan of Operations

We were incorporated on December 13, 1994 pursuant to the laws of the State of Oregon, USA.  Our principal business operations are conducted in British Columbia, Canada and China.

We are a development stage company, engaged in the continued development of the Video1314 website. Planned principal activities have not yet produced significant revenues and we have suffered recurring operating losses as is normal in development stage companies. We have a working capital deficiency of $1,727,339 as at April 30, 2010.  Our auditors have raised substantial concern on our ability to meet planned business objectives and ongoing operations for the next twelve months.  Our ability to emerge from the development stage with respect to our planned principal business activity is dependent upon our successful efforts to raise additional equity financing, receive funding from affiliates and controlling shareholders.

This review of the results of operations should be read in conjunction with our audited consolidated financial statements for the years ended April 30, 2010 and April 30, 2009.

Results of Operation for the year ended April 30, 2010 compared to the year ended April 30, 2009

During the year ended April 30, 2010 we generated revenue of $21,319 from operations as compared to $35,780 for the year ended April 30, 2009.  The revenues were derived from petroleum and natural gas sales of $21,319 (2009 - $28,054) and service revenues of zero (2009 - $7,726).

We incurred a net loss of $7,365,187 in 2010, compared to a net loss of $659,111 in 2009.

We wrote off goodwill of $7,018,592 in 2010 as a result of our goodwill impairment testing for the year ended April 30, 2010.

Other operating expenses decreased from a total of $687,703 in fiscal 2009 to total of $384,259 in 2010.

Office and administrative expenses decreased by $182,575 from $473,105 in 2009 to $290,530 in 2010, mainly as a result of our effort to streamline our operations, fewer stock purchase options granted and vested thus lower stock based-compensation expenses and lower costs incurred by our subsidiary, PTL, incurred in 2010 compared with the prior year.

Professional fees decreased by $106,848 from $147,583 in 2009 to $40,735 in 2010 as a result of lower legal, accounting and audit costs.  Legal, accounting and audit fees are lower in 2010 as all work related to acquisition of PTL was completed in the fiscal year ended April 30, 2009. In addition, we streamlined our financial reporting process in 2010.

Transfer agent and regulatory fees decreased by $3,974 from $11,127 in 2009 to $7,153 in 2010 as a result of reduced share transactions in the current period.

Loss from equity investment decreased from $40,072 in 2009 to zero in 2010.  The amount in 2009 was related to the acquisition of PTL.  There was no loss for the equity accounted investment in the current period, as the financial records of PTL are now fully consolidated with our financial records.

The impairment loss on petroleum interests increased by $30,536 from $2,572 in 2009 to $33,108 in 2010, largely due to increased expenditures in the current period on our working interest in two wells located on the petroleum property in Burleson Country, Texas, leading to increased impairment loss recorded due to the difficulties in estimating the reserves of the property caused by its geological features.

Related Party Transactions

As of April 30, 2010, we owed related companies with common directors and officers and related companies controlled by a significant shareholder $1,717,434 (2009 - $1,305,619). The balance comprised of advances and/or expenses paid on our behalf, which are non-interest bearing, unsecured and without specific terms of repayment.

As of April 30, 2010, we were owed by related companies with common directors and officers $1,630 (2009 - $8,108) comprised of advances and/or expenses paid by us.  These amounts are non-interest bearing, unsecured and without specific terms of repayment.

Liquidity and Capital Resources

In the past, we have derived most of our development and operating capital primarily from the issuance of capital stock and advances from related parties.  We have also received minimal revenue from our oil and gas wells.  Although we intend to continue utilizing these sources, there is no assurance that these sources and methods would continue to be available in the future.

We received funding in 2009 from our affiliated companies with common officers and directors.  The total amount owing to related parties is $1,717,434 or 93.6% of total current liabilities as at April 30, 2010. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf if further funds are needed.

The audited consolidated financial statements have been prepared assuming that we will continue as a going-concern. As discussed in note 1 to the consolidated financial statements, we have minimal revenues and limited capital, which together raise substantial doubt about our ability to continue as a going-concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of April 30, 2010, our cash position was $72,322, compared to $275 as of April 30, 2009, and we had a working capital deficit of $1,727,339.  We anticipate that our estimated cash requirements for operational expenses for the fiscal year ending April 30, 2011 will be approximately $500,000.

In the event that no other sources of capital were available to us in the future, on a reasonable financial basis, we would face the same obstacles as many small, undercapitalized companies do, and, in the worst case, we could be forced to reorganize or liquidate, either of which consequence would likely have an adverse financial effect upon our shareholders.

During the year ended April 30, 2010 we financed our operations and received $503,899 (2009 - $498,849) as follows:

(a)

Financial support from related parties in the amount of $406,654 (2009 - $475,598).  These amounts are unsecured, non-interest bearing and due on demand;

(b)

$96,500 (2009 - $22,500) from common shares issued during the year ended April 30, 2010 and exercise of stock options in the amount of $7,500  (2009 -$5,000); and

(c)

$142,352 from the sale of available for sale securities (2009 - $Nil).

In 1997 we sold a $40,000 convertible debenture with a three year term and interest payable at 8¾%, payable annually.  $15,000 was redeemed as of April 30, 2000.  As of April 30, 2010, $25,000 remains outstanding.  A total of $2,188 in interest was accrued during the year ended April 30, 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Please see Note 1 to the audited consolidated financial statements for critical accounting policies.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-25 of this Annual Report and are incorporated herein by reference.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

April 30, 2010 and 2009

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

IAS Energy, Inc. (A Development Stage Company)

Richmond, BC, Canada

We have audited the accompanying consolidated balance sheet of IAS Energy, Inc. (A Development Stage Company) as of April 30, 2010 and 2009 and the related consolidated statement of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 6, 2010

IAS Energy, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	April 30,
	2010	2009
Assets
Current Assets
Cash	$ 72,322	$ 275
Available-for-sale securities	15,102	61,765
Accrued revenues from petroleum interests	-	5,156
Prepaid expenses	17,842	7,731
Due from related parties	1,630	8,108
Total Current Assets	106,896	83,035

Property and equipment	585	-
Goodwill	-	7,018,592

Total Assets	$ 107,481	$ 7,101,627

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Bank indebtedness	$ -	$ 6,755
Accounts payable	84,359	365,713
Accrued liabilities	7,442	39,029
Due to related parties	1,717,434	1,305,619
Debentures	25,000	25,000
Total Liabilities	1,834,235	1,742,116

Stockholders’ Equity (Deficit)
Preferred Stock, 50,000,000 shares authorized, none issued
and outstanding	-	-
Common stock and additional paid-in capital in excess of par:
Class A voting, 100,000,000 common shares authorized
without par value, 71,403,562 and 70,063,817 shares issued
and outstanding, respectively	13,362,158	13,151,059
Class B non-voting, 100,000,000 common shares authorized
without par value, none issued and outstanding	-	-
Accumulated other comprehensive income (loss)	1,985	(65,838)
Deficit accumulated during the development stage	(15,090,897)	(7,725,710)
Total Stockholders’ Equity (Deficit)	(1,726,754)	5,359,511

Total Liabilities and Stockholders’ Equity (Deficit)	$ 107,481	$ 7,101,627

IAS Energy, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			December 13, 1994
	Years Ended		(Inception)
	April 30,		through
	2010	2009	April 30, 2010
			(Unaudited)
Revenue
Oil and natural gas sales	$ 21,319	$ 28,054	$ 121,582
Service revenue	-	7,726	7,726
Total Revenue	21,319	35,780	129,308

Operating expenses
Depletion and depreciation	-	-	5,897
Lease operating expense	12,733	11,244	23,977
License	-	2,000	16,500
Office and administrative	290,530	473,105	1,114,672
Professional fees	40,735	147,583	701,082
Transfer agent and regulatory	7,153	11,127	43,048
Gain on write-off of payables	-	-	(63,487)
Loss from equity investment	-	40,072	76,535
Impairment – goodwill	7,018,592	-	7,018,592
Impairment – petroleum interest	33,108	2,572	384,106
Total Operating Expenses	7,402,851	687,703	9,320,922

Loss from operations	(7,381,532)	(651,923)	(9,191,614)

Other Income (Expenses)
Gain on sale of available-for-sale securities	18,831	-	123,501
Interest expense	(2,486)	(2,188)	(17,802)
Gain on license obligation	-	-	1,000
Gain (loss) on settlement of obligation to issue shares	-	(5,000)	48,750

Loss before discontinued operations	(7,365,187)	(659,111)	(9,036,165)
Discontinued operations	-	-	(6,054,732)

Net loss	$ (7,365,187)	$ (659,111)	$ (15,090,897)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$ 67,823	$ (100,824)	$ 125,969
Reclassification adjustment for gains included in net loss	-	-	(122,320)
Loss foreign currency translation	-	(1,664)	(1,664)
Total other comprehensive income (loss)	67,823	(102,488)	1,985

Comprehensive loss	$ (7,297,364)	$ (761,599)	$ (15,088,912)

Loss Per Share – Basic and Diluted	$ (0.10)	$ (0.01)

Weighted average number of class A common shares
Outstanding – basic and diluted	70,382,887	67,118,675

IAS Energy, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			December 13, 1994
	Years Ended		(Inception)
	April 30,		through
	2010	2009	April 30, 2010
			(Unaudited)
Cash flows from operating activities:
Net loss	$ (7,365,187)	$ (659,111)	$ (15,090,897)
Adjustments to reconcile loss to net cash used by
operating activities
Assets written-off	-	-	455,957
Bad debt expense	9,649	-	9,649
Depreciation and depletion	-	-	193,183
Gain on shares cancelled	-	-	(10)
Gain on sale of available-for-sale securities	(18,831)	-	(123,501)
Gain on write-off of payables	-	-	(549,562)
Shares issued for services	-	-	630,125
Shares issued for convertible debenture interest	-	-	18,786
Loss on settlement of obligation to issue shares	-	-	(53,750)
Shares issued to settle obligation	-	-	107,500
Warrants issued for services	-	-	18,681
Option and warrant expense	73,992	135,630	349,003
Loss from equity investment	-	40,072	76,535
Impairment loss on oil and gas properties	33,107	-	381,533
Impairment loss on goodwill	7,018,592	-	7,018,592
Change in operating assets and liabilities
Prepaid expenses and deposits	(10,111)	64,042	50,378
Inventory	-	-	(28,615)
Accrued revenues from oil and gas properties	(4,493)	(2,104)	(9,649)
Accounts payable and accrued liabilities	(307,780)	46,785	518,049
Due to related parties	6,478	13,031	117,569
Net Cash Used in Operating Activities	(564,584)	(361,655)	(5,910,444)

Cash flows from investing activities:
Acquisition, net of cash received	-	(150,000)	(350,000)
Cash acquired from Power Telecom	-	13,960	13,960
Purchase of property and equipment	(585)	-	(100,211)
Purchase of license	-	-	(250,000)
Increase in patent protection costs	-	-	(266,822)
Investment in oil and gas properties	-	-	(555,000)
Recoveries to oil and gas properties	-	-	277,500
Proceeds from sale of available-for-sale securities	142,352	-	247,342
Purchase of securities	-	-	(115,878)
Net Cash Provided by (Used in) Investing Activities	141,767	(136,040)	(1,099,109)

Cash flows from financing activities:
Advances from related parties	406,654	475,598	2,251,747
Bank indebtedness	(6,755)	751	-
Proceeds from issuance of common stock	104,000	22,500	4,436,827
Proceeds from convertible debentures	-	-	400,000
Proceeds from common stock subscribed	-	-	4,000
Net Cash Provided by Financing Activities	503,899	498,849	7,092,574

Effect of exchange rate changes on cash	(9,035)	(1,664)	(10,699)

Net increase (decrease) in cash	72,047	(510)	72,322
Cash, beginning of year	275	785	-
Cash, end of year	$ 72,322	$ 275	$ 72,322

Supplemental Disclosures:
Interest paid	$ -	$ -	$ 4,813
Income tax paid	-	-	-

Non-cash investing and financing activities:
Issuance of common stock to settle related party debt	$ -	$ -	$ 892,741
Issuance of common stock for convertible debentures
and accrued interest converted	-	-	394,661
Issuance of common stock for revenue interest	-	-	53,425
Net liabilities assumed from acquisition	-	267,653	267,653
Issuance of common stock for investment	-	2,197,001	6,477,474
Unrealized gain on available-for-sale securities	67,823	-	67,823

IAS Energy, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

December 13, 1994 (inception) through April 30, 2010 with
December 13, 1994 (inception) through April 30, 2007 unaudited

				Deficit
	Class A Common Stock			Accumulated	Accumulated	Total
	and Additional	Obligation		During the	Other	Stockholders’
	Paid-in Capital	to Issue		Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income (Loss)	(Deficit)
Balance – 13 December 1994 (Date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash	100	10	-	-	-	10
Shares issued for technology	6,000,000	1	-	-	-	1
Stock issued for cash pursuant to:	-	-	-	-	-	-
Private placement	700,000	70,000	-	-	-	70,000
Public offering memorandum	336,333	252,250	-	-	-	252,250
Net loss for the period	-	-	-	(83,615)	-	(83,615)

Balance – April 30, 1995	7,036,433	322,261	-	(83,615)	-	238,646
Shares previously issued, donated back and cancelled	(100)	(10)	-	-	-	(10)
Shares issued for cash pursuant to options exercised	210,000	52,500	-	-	-	52,500
Net loss for the year	-	-	-	(480,298)	-	(480,298)

Balance – April 30, 1996	7,246,333	374,751	-	(563,913)	-	(189,162)
Shares issued for cash pursuant to:
Private placement	722,000	1,124,500	-	-	-	1,124,500
Options exercised	224,000	140,500	-	-	-	140,500
Shares issued for services	25,000	8,333	-	-	-	8,333
Net loss for the year	-	-	-	(1,044,516)	-	(1,044,516)

Balance – April 30, 1997	8,217,333	1,648,084	-	(1,608,429)	-	39,655
Shares issued for cash pursuant to:
Public offering memorandum	263,667	197,750	-	-	-	197,750
Options exercised	87,500	26,875	-	-	-	26,875
Private placement	,000	15,750	-	-	-	15,750
Private placement and foreign units offering	575,600	1,007,300	-	-	-	1,007,300
Shares issued for services	169,250	260,125	-	-	-	260,125
Net loss for the year	-	-	-	(1,633,047)	-	(1,633,047)

Balance – April 30, 1998	9,320,350	3,155,884	-	(3,241,476)	-	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	-	-	-	500
Private placement and foreign units offering	95,000	166,250	-	-	-	166,250
Private placement	200,000	200,000	-	-	-	200,000
Exercise of warrants	48,000	84,000	-	-	-	84,000
Shares issued for services	132,000	230,640	-	-	-	230,640
Shares issued pursuant to conversion of convertible
debentures including accrued interest	471,508	345,520	-	-	-	345,520
Net loss for the year	-	-	-	(1,219,435)	-	(1,219,435)

Balance – April 30, 1999	10,268,858	$ 4,182,794	$ -	$ (4,460,911)	$ -	$ (278,117)
Shares issued for cash pursuant to:
Private placement	968,902	484,451	-	-	-	484,451
Options exercised	2,500	2,500	-	-	-	2,500
Warrants exercised	18,125	30,938	-	-	-	30,938
Shares issued pursuant to conversion of convertible
debentures including accrued interest	62,854	38,266	-	-	-	38,266
Net loss for the year	-	-	-	(572,169)	-	(572,169)

Balance – April 30, 2000	11,321,239	4,738,949	-	(5,033,080)	-	(294,131)
Shares issued to settle debt	267,048	211,781	-	-	-	211,781
Shares issued pursuant to conversion of convertible
debentures including accrued interest	12,358	10,875	-	-	-	10,875
Net loss for the year	-	-	-	(755,406)	-	(755,406)

Balance – April 30, 2001	11,600,645	4,961,605	-	(5,788,486)	-	(826,881)
Net loss for the year	-	-	-	(752,321)	-	(752,321)

Balance – April 30, 2002	11,600,645	4,961,605	-	(6,540,807)	-	(1,579,202)
Shares issued for cash pursuant to a private placement	944,250	188,850	-	-	-	188,850
Shares issued to settle related party debt	22,698,667	680,960	-	-	-	680,960
Net income for the year	-	-	-	304,576	-	304,576
Unrealized gain on available-for-sale securities	-	-	-	-	4,800	4,800

Balance – April 30, 2003	35,243,562	5,831,415	-	(6,236,231)	4,800	(400,016)
Net income for the year	-	-	-	119,993	-	119,993
Unrealized gain on available-for-sale securities	-	-	-	-	27,019	27,019

Balance – April 30, 2004	35,243,562	5,831,415	-	(6,116,238)	31,819	(253,004)
Net loss for the year	-	-	-	(42,726)	-	(42,726)
Unrealized gain on available-for-sale securities	-	-	-	-	44,178	44,178

Balance – April 30, 2005	35,243,562	5,831,415	-	(6,158,964)	75,997	(251,552)
Obligation to issue shares	-	-	53,425	-	-	53,425
Net loss for the year	-	-	-	(59,428)	-	(59,428)
Unrealized gain on available-for-sale securities	-	-	-	-	140,700	140,700

Balance – April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue agreement	279,477	53,425	(53,425)	-	-	-
Shares issued for cash pursuant to a private placement	500,000	200,000	-	-	-	200,000
Obligation to issue shares	-	-	62,446	-	-	62,446
Stock-based compensation	-	48,710	-	-	-	48,710
Net loss for the year	-	-	-	(24,619)	-	(24,619)
Unrealized gain on available-for-sale securities	-	-	-	-	(18,332)	(18,332)
Reclassification adjustment on sale of available-for-sale
securities	-	-	-	-	(120,000)	(120,000)

Balance – April 30, 2007	36,023,039	$ 6,133,550	$ 62,446	$ (6,243,011)	$ 78,365	$ 31,350
Shares issued for cash pursuant to:
Private placement	58,000	21,903	-	-	-	21,903
Options exercised	137,500	27,500	-	-	-	27,500
Warrants exercised	40,000	16,000	-	-	-	16,000
Shares issued for services	149,500	74,075	-	-	-	74,075
Settlement of obligation to issue shares	-	107,500	-	-	-	107,500
Shares issued pursuant to exercise of option to purchase
investment in Power Telecom (Note 3)	22,000,000	4,280,473	-	-	-	4,280,473
Fair value of warrants issued for services	-	18,681	-	-	-	18,681
Common stock subscribed	-	-	4,000	-	-	4,000
Obligation to issue shares	-	-	80,892	-	-	80,892
Stock-based compensation	-	90,671	-	-	-	90,671
Net loss for the year	-	-	-	(945,351)	-	(945,351)
Unrealized gain on available-for-sale securities	-	-	-	-	(39,395)	(39,395)
Reclassification adjustment on sale of available-for-sale
securities	-	-	-	-	(2,320)	(2,320)

Balance – April 30, 2008	58,408,039	10,770,353	147,338	(7,188,362)	36,650	3,765,979
Reclassification adjustment for gains included in net loss	-	(121,763)	-	121,763	-	-
Settlement of obligation to issue shares	505,778	147,338	(147,338)	-	-	-
Shares issued for cash	100,000	20,000	-	-	-	20,000
Shares issued pursuant to option exercise	50,000	2,500	-	-	-	2,500
Shares issued pursuant to exercise of option to purchase
investment in Power Telecom (Note 3)	11,000,000	2,197,001	-	-	-	2,197,001
Stock-based compensation	-	135,630	-	-	-	135,630
Net loss for the year	-	-	-	(659,111)	-	(659,111)
Foreign company translation adjustment	-	-	-	-	(1,664)	(1,664)
Unrealized loss on available-for-sale securities	-	-	-	-	(100,824)	(100,824)

Balance – April 30, 2009	70,063,817	13,151,059	-	(7,725,710)	(65,838)	5,359,511
Shares issued pursuant to oil revenue agreement	224,745	33,107	-	-	-	33,107
Shares issued pursuant to option exercise	150,000	7,500	-	-	-	7,500
Option and warrant expense	-	73,992	-	-	-	73,992
Shares issued for cash	965,000	96,500	-	-	-	96,500
Net loss for the period	-	-	-	(7,365,187)	-	(7,365,187)
Unrealized gain on available-for-sale securities	-	-	-	-	67,823	67,823

Balance – April 30, 2010	71,403,562	$ 13,362,158	$ -	$ (15,090,897)	$ 1,985	$ (1,726,754)

IAS Energy, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation

IAS Energy, Inc. was incorporated on December 13, 1994 in Oregon. The Company is a Development Stage Company. On May 24, 2007, the Company changed its name to IAS Energy, Inc.  The Company has minimal oil and gas revenues and is acquiring and developing a video-sharing website, as described in Note 3.

These consolidated financial statements include the accounts of the Company and its 60% owned subsidiary, Power Telecom Limited, since the date the Company acquired control on September 3, 2008.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its 60% owned subsidiary, Power Telecom Limited, since the date the Company acquired control on September 3, 2008. Prior to that date, the Company’s investment in Power Telecom was accounted for using the equity method of accounting. For fiscal years ended April 30, 2009 and 2010, all inter-company balances and transactions have been eliminated on consolidation.

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

Basic and diluted net loss per share

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. For the years ended April 30, 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Non-controlling interest

The Company accounts for the minority interest in its subsidiary, Power Telecom, in accordance with FASB ASC 810. Control of the partially-owned subsidiary Power Telecom was obtained on September 3, 2008 and Power Telecom has been consolidated since then.  There is no minority interest share allocated in Stockholders’ Equity since there is no net equity credit balance in Power Telecom.

Financial instruments

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

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB ASC 350 requires that goodwill and certain intangible assets be assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill completed at April 30, 2010 resulted in an impairment loss of $7,018,592 to write-off goodwill.

Asset retirement obligation

The Company is required to recognize a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development or normal operations of those assets.  Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred.  A corresponding increase to the carrying amount of the related asset, when one is identifiable, is recorded and amortized over the life of the asset.  Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed.  The amount of the liability is subject to re-measurement at each reporting period.  The estimates are based principally on legal and regulatory requirements.  It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation or changes in cost estimates.  Changes in estimates are accounted for prospectively commencing in the period the estimate is revised. At April 30, 2010 and 2009, no asset retirement obligation was recorded based on management’s assessment of the company’s share of the asset retirement obligation.

Stock-based compensation

The Company for stock based compensation in accordance with FASB ASC 718 which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC 718, share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). The Company accounts for share-based payments to non-employees in accordance with FASB ASC 505-50.

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

For the periods presented, there were no proved reserves reported due to the nature of the producing wells. As a result, all costs that would be capitalized during the periods were impaired immediately.

Revenue recognition

The Company recognizes oil and gas revenue under the sales method when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purpose. The Company uses the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Recent accounting pronouncements

In May 2009, the Financial Accounting Standards Board issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company adopted FASB ASC 105 on August 1, 2009.

Note 2 - Going Concern

The Company incurred a net loss of $7,365,187 and $659,111 during the years ended April 30, 2010 and 2009, respectively and at April 30, 2010 had an accumulated deficit of $15,090,897 since its inception. The Company also has working capital deficit of $1,727,339 at April 30, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At April 30, 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Note 3 - Acquisition

On November 26, 2007, the Company entered into an Equity Share Purchase Agreement with all of the stockholders of Power Telecom, a corporation organized in Hong Kong. Pursuant to the Agreement the Company, at its option, has the right to purchase all of the issued and outstanding shares of capital stock of Power Telecom.  The consideration to be paid under the Agreement consists of 55,000,000 Class A shares of common stock of the Company and the Company is required to make cash payments to Power Telecom totaling $650,000 towards the further development of Power Telecom’s business.  Power Telecom owns the rights to the Chinese website www.video1314.com, an information sharing website.  The Company paid a non-refundable deposit of $50,000 to Power Telecom upon execution of the Agreement and an additional $300,000 capital contribution. Pursuant to the Agreement, the Company received a series of irrevocable exclusive options to purchase up to 100% of the shares of Power Telecom in stages as described below:

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

In accordance with FASB ASC 805, acquisitions of a controlling interest are accounted for under the purchase method of accounting.  Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values.  Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

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

The purchase price of the 60% interest of Power Telecom is detailed as follows:

Capital contribution in cash

$   350,000

Fair value of shares of IAS’s common stock:

First tranche of 11 million shares

1,880,032

Second Tranche of 11 million shares

2,400,441

Third tranche of 11 million shares

2,197,001

Loss in equity investment prior to September 3, 2008

    (76,537)

Total Purchase Price

$ 6,750,937

The acquisition has been accounted for in accordance with the provision of FASB ASC 805. The total purchase price was allocated to the net tangible assets based on the estimated fair values. The final allocation of the purchase price is as follows:

Assets purchased:
Cash and cash equivalents	$ 13,960
Receivables, prepaids and other current assets	2,562
Goodwill	7,018,592

Total assets acquired	7,035,114

Liabilities assumed:
Accounts payable and accrued liabilities	(284,177)

Total liabilities assumed	(284,177)

Purchase price	$ 6,750,937

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. FASB ASC 350 requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment.  The goodwill was tested by performing the two-step impairment test. For the year ended April 30, 2009, no impairment was recorded. During the year ended April 30, 2010, impairment was recorded and the full amount of goodwill of $7,018,592 was written-off.

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

Pro forma information

The following consolidated pro forma financial information presents the combined results of operations of the Company and Power Telecom for the year ended April 30, 2009 as if the acquisitions had occurred at May 1, 2008, including the issuance of the Company’s common shares as consideration for the acquisition of Power Telecom.

	Consolidated Pro Forma
	Years Ended
	April 30,
	2009	2008

Revenues	$ 38,346	$ 26,300
Net loss	(748,576)	(1,261,652)
Basic and diluted loss per common share	$ (0.01)	$ (0.03)

The amounts of revenue and net loss of Power Telecom since the acquisition date included in the consolidated income statement for the year ended April 30, 2009 are $7,726 and $166,395, respectively.

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

As at April 30, 2010 and the date of these financial statements the Company does not intend to exercise options to acquire further interest in Power Telecom.

Note 4 - Related Party Transactions

Related party transactions were in the normal course of operations and are recorded at their exchange amounts. Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies that have common directors and/or officers with the Company and companies that are controlled by a significant shareholder of the Company.

As at April 30, 2010, the Company had an accounts receivable balance of $1,630 (April 30, 2009 - $8,108), which was due from related companies. The amount comprised of advances and/or expenses paid by the Company. The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at April 30, 2010, the Company owed related companies $1,717,434 (April 30, 2009 - $1,305,619) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

During the year ended April 30, 2010, the Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal services amounting to $5,161 (2009 - $28,400).

During the year ended April 30, 2010 the Company paid or accrued $156,906 (HK$1,216,800) (2009 - $247,887; HK$1,926,834) management fees to the general manager of Power Telecom who is a shareholder owning more than 10% of the Company’s outstanding Class A common shares.

On April 7, 2008, the Company entered into an agreement with Teryl Resources Corp, a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the year ended April 30, 2009 both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the characteristics of the well and the low production volumes.  As of April 30, 2010 and the date of these consolidated financial statements the sale was not completed. As such, the $25,000 paid to the Company during the year ended April 30, 2009 was recorded as due to Teryl.

The Company shares office space with companies with related directors and officers.  The Company occupied this space rent-free during the years ended April 30, 2010 and 2009.

Note 5 - Debentures

As of April 30, 2010 and 2009, the Company has two notes outstanding with an aggregate principal amount of $25,000. The notes are unsecured and bear interest at 8.75% per annum. The notes are in default as they originally matured on June 15, 2000.

Note 6 - Available-For-Sale-Securities

The available-for-sale securities have been accounted for using the fair value method. The Company recorded gain of $18,831 on sale of available for sale securities during the year ended April 30, 2010 and did not have any sales during the year ended April 30, 2009. Cost and fair value of the securities are as follows:

Year ended April 30, 2010			Year ended April 30, 2009
Cost	Unrealized Gain	Fair Value	Cost	Unrealized Loss	Fair Value

$11,455	$3,648	$15,103	$125,939	$(64,174)	$61,765

Fair Value Measurements

The Company values its marketable securities held for sale under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company uses Level 1 to value its marketable securities available for sale.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on April 30, 2010 and 2009:

April 30, 2010:	Level 1	Level 2	Level 3	Total
Assets
Marketable securities available for sale	$ 15,102	$ -	$ -	$ 15,102
Liabilities
None	$ -	$ -	$ -	$ -

April 30, 2009:	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held for sale	$ 61,765	$ -	$ -	$ 61,765
Liabilities
None	$ -	$ -	$ -	$ -

Note 7 - Common Stock

On July 31, 2009, the Company issued 224,745 Class A common shares to a private company controlled by the President of the Company to fulfill its obligation per agreement (as described in Note 10). The fair value of the shares of $33,107 was recorded as a loss on the impairment of petroleum interest during the year ended April 30, 2010.

During the year ended April 30, 2010, the Company issued 150,000 Class A common shares at $0.05 per share upon the exercise of stock options for proceeds of $7,500.

During the year ended April 30, 2010, the Company sold 965,000 units under a private placement for cash proceeds of $96,500. Each unit consisted of one Class A common shares and one common stock warrant. The warrants are exercisable at $0.15 per share and expire June 2, 2011.

During the year ended April 30, 2009, the Company issued 50,000 Class A common shares at $0.05 per share upon the exercise of stock options for proceeds of $2,500.

On September 5, 2008, the Company issued 100,000 units at $0.20 per unit pursuant to a private placement for cash proceeds of $20,000, received during the three month period ended July 31, 2008.  Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase one additional share at an exercise price of $0.25 per share for one year, expiring on September 5, 2009.

On July 30, 2008, in accordance with the terms of the option agreement as described in Note 3, the Company issued 10,000,000 Class A common shares to acquire 20% of Power Telecom.  In addition, 1,000,000 Class A common shares were issued as a finder’s fee.  The fair value of the total shares issued is $2,197,001.

On July 21, 2008, the Company issued 495,778 Class A common shares to a private company controlled by the President of the Company to fulfill its obligation per agreement, as described in Note 10.

On May 28, 2008, the Company issued 10,000 units at $0.40 per unit pursuant to a private placement for cash proceeds of $4,000, received during the April 30, 2008 year end.  Each unit consists of one Class A common share and one share purchase warrant.  Each warrant enables the holder to purchase one additional Class A common share at an exercise price of $0.50 per share for one year, expiring May 28, 2009.

Note 8 – Common Stock Options

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

On April 19, 2010, the Company granted 50,000 stock options from the 2007 Stock Option Plan to an employee exercisable at $0.20 per share, through April 19, 2015. The fair value of options was estimated to be $8,185 on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 2.54%, expected volatility of 187%, an expected option life of 5 years and no expected dividends.

On February 12, 2009, the Company granted 50,000 stock options from the 2007 Stock Option Plan to an employee exercisable at $0.20 per share, through February 12, 2014. The fair value of options was estimated to be $618 on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 1.28%, expected volatility of 185%, an expected option life of 2.5 years and no expected dividends.

These options granted on April 19, 2010 and February 12, 2009 vest as follows:

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

On April 1, 2009, the Company granted 200,000 common stock options from the 2007 Stock Option Plan to a consultant exercisable at $0.05 per share, up to April 1, 2010. The fair value of options was estimated to be $6,610 on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 0.41%, expected volatility of 224.44%, an expected option life of 0.5 years and no expected dividends.

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

On April 1, 2009, the Company granted 200,000 common stock options from the 2007 Stock Option Plan to a consultant exercisable at $0.05 per share, up to April 1, 2010. The fair value of options was estimated to be $6,610 on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions: risk free interest rate of 0.41%, expected volatility of 224.44%, an expected option life of 0.5 years and no expected dividends.

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

During the years ended April 30, 2010 and 2009, the Company recorded stock-based compensation of $73,992 and $135,630, respectively. At April 30, 2010 and 2009, the Company had $207,544 and $273,352, respectively, of total unrecognized compensation cost related to non-vested stock options, which will be recognized over future periods.

A summary of the Company’s stock option activity for the years ended April 30, 2010 and 2009 is as follows:

	April 30, 2010		April 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	2,375,000	$ 0.28	2,212,500	$ 0.29
Granted	50,000	0.20	250,000	0.08
Exercised	(150,000)	0.05	(50,000)	0.05
Expired	-	-	(37,500)	0.20
Outstanding at end of year	2,275,000	$ 0.29	2,375,000	$ 0.28
Exercisable at end of year	1,250,000	$ 0.32	987,500	$ 0.32
Weighted average fair value of options granted		$ 16		$ 0.03

The intrinsic value of “in the money” options at April 30, 2010 and 2009 was $nil and $10,500, respectively.

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.96 per share and 2.13 years, respectively.

At April 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.96 per share and 2.93 years, respectively.

Note 9 - Common Stock Warrants

During the years ended April 30, 2010 and 2009, the Company sold 965,000 and 110,000 common stock warrants as part of a private placement (see Note 8). The warrants are exercisable at prices ranging from $0.15 to $0.50 per share and have a term of one year.

A summary of the Company’s common stock warrant activity for the years ended April 30, 2010 and 2009 is as follows:

	April 30, 2010		April 30, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	210,000	$ 0.33	368,000	$ 0.42
Issued	965,000	0.15	110,000	0.27
Exercised	-	-	-	-
Expired	(210,000)	0.33	(268,000)	0.42
Cancelled	-	-	-	-
Outstanding at end of period	965,000	$ 0.15	210,000	$ 0.33
Exercisable at end of period	965,000	$ 0.15	210,000	$ 0.33

The intrinsic value of “in the money” warrants at April 30, 2010 and 2009 was $Nil and $1,000, respectively.

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 per share and 1.09 years, respectively.

At April 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.25 to $0.50 per share and 0.33 years, respectively.

Note 10 - Oil and Gas Properties

(a)

The Company entered into an agreement on April 6, 2005 with a private company controlled by the President of the Company to acquire a working interest in two oil wells located in Burleson County, Texas. The Company agreed to issue up to 1,000,000 shares of restricted common stock at the rate of one share for every $0.10 of revenue from the wells. The Company issued 775,255 of the shares due during the year ended April 30, 2009 and issued the remaining 224,745 shares on July 31, 2009 to complete the transaction.

The Company’s portion of revenue earned from these wells during the years ended April 30, 2010 and 2009 totaled $21,319 and $17,878, respectively.

The wells are producing but a value cannot be placed on them due to the characteristics of the well and the low production volumes that prevent the estimation of reserves. As a result, all costs are impaired immediately. Total impairment recorded on the above wells was $33,108 and $Nil for the years ended April 30, 2010 and 2009, respectively.

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

The Company’s portion of revenue earned from these wells during the years ended April 30, 2010 and 2009 totaled $Nil and $10,176, respectively.

Due to the nature of these wells and the low production volumes, the Company is unable to estimate proved reserves. As a result all costs are impaired immediately.

Note 11 - Income Tax

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rate applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and result primarily form differences in methods used to amortize intangible assets. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The effect on deferred income taxes of the change in tax rates is recognized in income in the period that includes the enactment date.

The Company has losses carried forward for income tax purposes to April 30, 2010, however, the related deferred tax asset has been fully reserved due to management’s determination that the realization of the deferred tax assets is less than likely. The difference between the statutory tax rate and the effective tax rate is the valuation allowance. In addition, the utilization of certain net operating losses may be limited due to the acquisition of Power Telecom.

The composition of the Company’s deferred tax assets at April 30, 2010 and 2009 is as follows:

	April 30,
	2010	2009

Net operating loss carry forward	8,062,202	7,248,481

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	2,821,771	2,536,968
Less: Valuation allowance	(2,821,771)	(2,536,968)
Net deferred tax asset	-	-

The unused net operating loss carry forward balance for income tax purposes will expire in the years 2014 through 2030.

Note 12 - Commitments

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

Note 13 - Subsequent events

During June and July, 2010 the Company completed a private placement of 494,500 units at $0.10 per unit for total cash proceeds of $49,450. Each unit consists of one common share of the Company and one share purchase warrant exercisable into the Company’s common stock at $0.15 per share for one year from issuance of the shares.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accounting firm on accounting and financial disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

(b)

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our executive officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2010, we determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  We do not have a majority of independent directors and our audit committee is comprised two members, both of which are executive officers.  There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.  There is no code of ethics.

2.

There is a lack of monitoring of internal control as we are in the development stage and have limited resources.

3.

There is no segregation of duties as we have no employees.  The potential for management override exists as our executive officers oversee all aspects of our operations.  The lack of independent directors exercising an oversight role further increases the risk of management override.

4.

During our audit, there were a significant number of audit adjustments noted, which indicates a material weakness in our financial reporting process and maintenance of our general ledger.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended April 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d)

Attestation Report of the Registered Public Accounting Firm

MaloneBailey LLP, Certified Public Accountants, an independent registered accountant, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2010.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the name, age and position of each executive officer and director:

Name	Age	Position
John G. Robertson	69	Chief Executive Officer, President and Director
James L. Vandeberg	65	Chief Financial Officer, Chief Operating Officer and Director

John G. Robertson has served since our formation in December 1994, and James L. Vandeberg, was appointed to the Board of Directors in November 1998 and appointed as Chief Operating Officer on August 1, 1999 and as Chief Financial Officer on August 1, 1999.  Both officers currently devote part-time to our operations.

There are no family relationships between the directors or executive officers.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

John G. Robertson - President, Principal Executive Officer and Director

Mr. Robertson has been the President, Chief Executive Officer and a director since our formation.  Mr. Robertson has been Chairman, President and Chief Executive Officer of REGI U.S., Inc. since July 1992.  Since October 1984, Mr. Robertson has been President and a director of Reg Technologies Inc., a British Columbia corporation listed on the TSX Venture Exchange and OTC.BB, which company has financed the research on the Rand CamTM Engine since 1986. REGI U.S. is controlled by Rand Energy Group, Inc., a British Columbia corporation of which Reg Technologies Inc. is the majority shareholder.  REGI U.S. owns the U.S. rights to the Rand CamTM technology and Rand Energy Group, Inc. owns the worldwide rights exclusive of the U.S.  Since June 1997 Mr. Robertson has been President, Chief Executive Officer and a director of Information-Highway.com, Inc., an inactive Florida corporation traded on the PinkSheets. He is also the President and Founder of Teryl Resources Corp., a public company trading on the TSX Venture Exchange and the OTC.BB, which company is involved in gold, and oil and gas exploration.  He is also President of Linux Gold Corp., a public company trading on the OTC.BB.  Since May 1977, Mr. Robertson has been President and a director of SMR Investments Ltd., a private British Columbia corporation engaged in the business of management and investment consulting.

James L. Vandeberg - Chief Operating Officer, Chief Financial Officer and Director

Mr. Vandeberg has been Chief Operating Officer since August 1999 and Chief Financial Officer since November 2001.  Mr. Vandeberg is an attorney in Seattle, Washington and has served as our legal counsel since 1996.  Mr. Vandeberg's practice focuses on the corporate finance area, with an emphasis on securities and acquisitions.  He was previously general counsel and secretary of two NYSE companies.  He is also a director of Information-Highway.com, Inc., an inactive Florida corporation traded on the Pink Sheets and a director of REGI U.S., Inc., an Oregon corporation traded on the OTC.BB since November 1998 and its Chief Operating Officer since November 1999 and Chief Financial Officer since January 2006.  Mr. Vandeberg is also a director of Reg Technologies Inc. which is traded on the OTC.BB and the TSX Venture Exchange and a director of ASAP Expo Inc. since May 2005.  He is a member and former director of the American Society of Corporate Secretaries.  He became a member of the Washington Bar Association in 1969 and of the California Bar Association in 1973.  Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting in 1966, and from New York University School of Law in 1969, where he was a Root-Tilden Scholar.

Audit Committee

Our Audit Committee consists both of our directors, neither of which are “independent directors”.  We do not currently have a financial expert on our audit committee due to our relatively small size.

The Audit Committee assists the Board in fulfilling its responsibilities relating to our corporate accounting and reporting practices.  The Audit Committee is responsible for ensuring that management has established appropriate processes for monitoring our systems and procedures for financial reporting and controls, reviewing all financial information in disclosure documents; monitoring the performance and fees and expenses of our external auditors and recommending external auditors for appointment by shareholders.  The Audit Committee is also responsible for reviewing our annual financial statements prior to approval by the Board and release to the public.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, other than Biotonus Clinique Bon Port (Hong Kong) Limited, which provided no reports to us, no officer, director or beneficial owner of 10% shareholder failed to file on a timely basis reports required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

The Board of Directors does not have any committees.  Our Board of Directors has not to date adopted a code of ethics as there is no real benefit to having a formal code of ethics due to our small size and the existing systems we have in place.  Our directors are subject to the laws of the State of Oregon, whereby they are required to act honestly, in good faith and in our best interests.

Director Nominees

As of October 6, 2010 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We do not have a nominating committee.  Our Board of Directors selects individuals to stand for election as members of the Board.  Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders.  If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders.  Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The Board may request additional information from any candidate prior to reaching a determination.  The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our executive officers make recommendations to the board of directors regarding compensation policies and the compensation of senior officers.  We do not currently have a Compensation Committee.  The compensation of the senior executives comprises two components; namely, a base salary or consulting fees and the grant of stock options pursuant to our stock option plan.  These forms of compensation are chosen to attract, retain and motivate the performance of selected directors, officers, employees or consultants of high caliber and potential.  Each senior executive is employed for his or her skills to perform specific tasks and the base salary and number of options is fixed accordingly.  At this time, we do not pay a salary to any of our executive officers due to our current limited financial position.

Option-based Awards

The grant of option-based awards to the senior executives is determined by the recommendation of executive officers to the board of directors pursuant to the terms of our stock option plan. Previous grants of option-based awards are taken into account when considering new grants.

The options are always granted at market price. The valuation of the fair value of the options at the time of the grant is based on the Black Scholes model and includes the following assumptions: weighted average risk free rate, weighted average expected life, expected volatility and dividend yield.

During the year ended April 30, 2010, no option-based awards for executives were granted.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal years ended April 30, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
John G. Robertson, CEO	2010 2009 2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
James Vandeberg CFO	2010 2009 2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Employment Contracts and Termination of Employment

There are no employment agreements or other compensating plans or arrangements with regard to any of the executive officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of our company or from a change in an executive officer’s responsibilities following a change in control.

Pursuant to our stock option plan, in the event an optionee’s employment by or engagement (as a director or otherwise) is terminated by us for any reason other than death before exercise of the options granted hereunder, the stock option shall immediately expire and all rights to purchase shares thereunder shall immediately cease and expire and be of no further force or effect.

In the event an option resigns as an employee, the option shall have thirty days from the date of such resignation to exercise the option, and thereafter his option shall expire and all rights to purchase shares hereunder shall cease and expire and be of no further force or effect.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors.

Compensation of Directors

During the year ended April 30, 2010, we did not pay any cash compensation (including salaries, fees, directors’ fees, commissions, bonuses paid for services rendered, bonuses paid during the most recently completed fiscal year for services rendered in a previous year, and any compensation other than bonuses earned during the most recently completed fiscal year the payment of which was deferred) to the directors for services rendered.

Our executive officers, who also act as directors, do not receive any additional compensation for services rendered in such capacity other than as paid to such executive officers in their capacity as executive officers.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 6, 2010 our outstanding Common Shares owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our Common Shares, and the name and shareholdings of each executive officer and director and all executive officers and directors as a group.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of warrants or options.  Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person and which are exercisable within 60 days from the date are exercised.  As of October 6, 2010, 71,778,062 Common Shares were issued and outstanding.

Name	Number of Common Shares Owned	Percentage of Common Shares Owned
John G. Robertson [1][2]	22,384,167	30.76%
SMR Investments Ltd. [3]	4,472,102	6.15%
James L. Vandeberg [1][4]	108,000	< 1%
Shareholders of PTL [5]	29,392,100	40.39%
All Directors and Executive Officers as a Group	56,356,369	77.44%

[1]

These individuals are our executive officers and directors and may be deemed to be our "parents or founders" as that term is defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

[2]

Includes 12,455,508 shares registered in the name of Access Information Services, Ltd., a corporation controlled by the Robertson Family Trust, 8,879,959 shares registered in the name of JGR Petroleum Inc., a corporation controlled by the Robertson Family Trust, 148,700 held by John Robertson directly and 900,000 options.  Mr. Robertson is one of three trustees of the Robertson Family Trust, which acts by the majority vote of the three trustees.  Mr. Robertson disclaims beneficial ownership of the shares owned or controlled by the Robertson Family Trust.  Mr. Robertson's address and the address of the Robertson Family Trust and JGR Petroleum Inc. is the same as our address.

[3]

SMR Investments is a corporation owned by Susanne Robertson, the wife of Mr. Robertson. Its address is 240 - 11780 Hammersmith Way, Richmond, British Columbia V7A 5E9, Canada

[4]

Includes 8,000 Common Shares and 100,000 options of which 25,000 are currently exercisable. Mr. Vandeberg's address is 22344 NE 31st Street, Sammamish, WA 98074.

[5]

29,392,100 shares of Common Shares are held by Biotonus Clinique Bon Port (Hong Kong) Limited, and 10,000 Common Shares are held by Samuel Kam, the two shareholders of PTL.  The beneficial owner of Biotonus Clinique Bon Port (Hong Kong) Limited is Samuel Kam, who is also our Chairman.  Pursuant to Option Agreement Kam and Biotonus covenanted to vote their Common Shares in favour of the composition of our Board of Directors as Mr. Robertson shall so direct in writing until either all options are exercised or until December 31, 2013.  Mr. Robertson disclaims beneficial ownership of these shares

Changes in Control

Pursuant to Option Agreement, Kam and Biotonus covenanted to vote their Common Shares in favor of the composition of our Board of Directors as Mr. Robertson shall so direct in writing until either the earlier of the date that we have fully exercised our option to acquire 100% of the issued and outstanding shares of PTL and December 31, 2013.

There are currently no other arrangements or agreements which would result in a change in control of our company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since May 1, 2009, there have been no transactions, and there is not currently any proposed transactions, in which we are a participant in which any related person had or will have a direct or indirect material interest, other than as disclosed below:

During the year ended April 30, 2010, we paid fees to a professional law firm in which a partner of the firm is an officer and director of our company for legal services amounting to $5,161 (2009 - $28,400).

On April 7, 2008, we entered into an agreement with Teryl Resources Corp, a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, we received an initial payment of $25,000 and the balance to be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the year ended April 30, 2009 both parties agreed to indefinitely suspend the agreement due to the difficulty of obtaining an independent valuation report due to the vertical fracture of the wells.  As of April 30, 2010 the sale was not completed. As such, the $25,000 paid during the year ended April 30, 2009 was recorded as due to Teryl.

We share office space with companies with related directors and officers.  We have occupied this space rent-free during the years ended April 30, 2010 and 2009.

Related party transactions were in the normal course of operations and are recorded at their exchange amounts.

Director Independence

The OTC.BB on which our Common Shares is quoted does not have any director independence requirements.  However, we currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.  Currently, none of our directors meet this definition of independence.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-related and Non-Audit Fees

Upon the recommendation of our Audit Committee, on September 5, 2008, our board of directors terminated Smythe Ratcliffe LLP, Chartered Accountants, as our principal accountant, and appointed James Stafford, Inc., Chartered Accountants, as our new principal accountant.  On July 8, 2009, James Stafford, Inc., Chartered Accountants, resigned as our principal accountants.  Upon recommendation of our Audit Committee, on July 15, 2009, our board of directors appointed MaloneBailey LLP, Certified Public Accountants, as our new independent principal accountant.

The following table discloses accounting fees and services we paid to our auditor, MaloneBailey LLP, Certified Public Accountants, during 2010 and to our auditors James Stafford, Inc., Chartered Accountants, during 2009:

		2010	2009
(a)	Audit fees	$31,000	$50,000
(b)	Audit related fees	-	-
(c)	Tax fees	3,000	4,500
(d)	All other fees	-	-

(a)

Audit fees consist of fees were for professional services rendered for the audit of our annual consolidated financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(b)

Audit related fees consist of fees billed for assurance and related services relating to the performance of the audit of our financial statements which are not reported under audit fees.

(c)

Tax fees consist of fees billed for tax compliance, tax advice and tax planning.

(d)

All other fees consist of fees for products and services other than the services set out above.

Audit Committee Approval

Our audit committee pre-approved all audit related services for the year ended April 30, 2010.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-25, and are included as part of this report:

Consolidated Financial Statements for the fiscal years ended April 30, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity (Deficit)

Notes to Consolidated Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

3.1	Articles of Incorporation	(1)
3.2	Article of Amendment	(1)
3.3	By-Laws	(1)
3.4	Articles of Amendment May 2007	(7)
4.1	Specimen Share Certificate for Class A Shares	(1)
4.2	Specimen Share Certificate for Class B Shares	(1)
4.3	Specimen Warrant	(2)
4.4	Specimen Debenture	(2)
10.1	Marketing Agreement between IAS and Information Highway.com, Inc.	(3)
10.2	Professional Service Agreement between IAS and Cadence Design Systems, Inc.	(3)
10.3	Consulting Agreement between IAS and Capital Research Group Inc.	(3)
10.4	License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.5	Amendment to License Agreement between IAS and World Tracking Technologies, Inc.	(3)
10.6	License Agreement between IAS and ARINC Incorporated	(3)
10.7	Renewal Lease Agreement for Kokomo, Indiana Facilities	(3)
10.8	Amendment No.2 to License Agreement between IAS and Wherify Wireless, Inc. (formerly “World Tracking Technologies, Inc.)	(4)
10.9	JGR Petroleum, Inc. Interest in Oil and Gas Wells	(5)
10.10	West Virginia University Research Corporation Non-Exclusive License Agreement	(5)
10.11	West Virginia University Research Corporation Settlement and Release Agreement	(5)
10.12	Integral Concepts Inc. Settlement And Release Agreement	(5)
10.13	Joint Venture Agreement between IAS and Energy Source, Inc. May 4, 2006	(6)
10.14	Option Agreement dated November 26, 2007 between IAS Energy, Inc. and the shareholders of Biotonus Clinique Bon Port (Hong Kong) Limited and PTL	(8)
10.15	Agreement dated April 7, 2008 between IAS Energy, Inc. and Teryl Resources Corp.	(9)

22.1	List of Subsidiaries: Power Telecom Limited – 60% ownership
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(10)
32.1	Certification of John Robertson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(10)
32.2	Certificate of James Vandeberg, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes - Oxley Act of 2002	(10)

(1)

Incorporated by reference from Form S-1 Registration Statement

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

(8)

Incorporated by reference to our Form 8-K filed November 29, 2007

(9)

Incorporated by reference to our Form 8-K filed April 10, 2008

(10)

Attached hereto.

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IAS ENERGY, INC.

/s/ John G. Robertson
John G. Robertson
President, Chief Executive Officer and Director

Dated: October 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

/s/ John G. Robertson	/s/ James Vandeberg
John G. Robertson	James Vandeberg
President, Chief Executive Officer and Director	Chief Operating Officer, Chief Financial Officer and Director

October 6, 2010	October 6, 2010