Form 10-Q
period 2010-07-31
IAS ENERGY, INC.
filed 2010-10-07
CIK 945641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

[   ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 0-21255

IAS ENERGY, INC.

(Exact name of Small Business Issuer as specified in its charter)

Oregon	91-1063549
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#240 – 11780 Hammersmith Way
Richmond, BC, Canada	V7A 5A9
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(604) 278-5996

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,778,062 common shares outstanding as of October 7, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim consolidated financial statements follow.  These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

IAS Energy, Inc.

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)
(Unaudited)

July 31, 2010

Reader’s Note:

The unaudited interim consolidated financial statements of IAS Energy, Inc. (the “Company”) for the three month period ended July 31, 2010 have been prepared by management and have not been reviewed by the Company’s auditors.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	July 31, 2010	April 30, 2010
	(Unaudited)
Assets
Current Assets
Cash	$ 2,564	$ 72,322
Available-for-sale securities	12,089	15,102
Prepaid expenses	5,731	17,842
Due from related parties	7,843	1,630
Total Current Assets	28,227	106,896

Property and equipment	512	585

Total Assets	$ 28,739	$ 107,481

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	78,004	84,359
Accrued liabilities	10,604	7,442
Due to related parties	1,693,244	1,717,434
Debentures	25,000	25,000
Total Liabilities	1,806,852	1,834,235

Stockholders’ Deficit
Preferred Stock, 50,000,000 shares authorized, none issued
and outstanding	-	-
Common stock and additional paid-in capital in excess of par:
Class A voting, 100,000,000 common shares authorized
without par value, 78,898,062 and 71,403,562 shares issued and outstanding, respectively	13,408,608	13,362,158
Class B non-voting, 100,000,000 common shares authorized
without par value, none issued and outstanding	-	-
Accumulated other comprehensive income (loss)	3,395	1,985
Deficit accumulated during the development stage	(15,190,116)	(15,090,897)
Total Stockholders’ Deficit	(1,778,113)	(1,726,754)

Total Liabilities and Stockholders’ Deficit	$ 28,7395	$ 107,481

The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			December 13, 1994
	Three Months Ended		(Inception)
	July 31,		through
	2010	2009	July 31, 2010
Revenue
Oil and natural gas sales	$ 11,803	$ -	$ 133,385
Service revenue	-	-	7,726
Total Revenue	11,803	-	141,111

Operating expenses
Depletion and depreciation	-	-	5,897
Lease operating expense	9,632	-	33,609
License	-	-	16,500
Office and administrative	92,239	95,442	1,206,911
Professional fees	3,144	26,923	704,226
Transfer agent and regulatory	6,258	1,792	49,306
Gain on write-off of payables	-	-	(63,487)
Loss from equity investment	-	-	76,535
Impairment – goodwill	-	-	7,018,592
Impairment – petroleum interest	-	33,108	384,106
Total Operating Expenses	111,273	157,265	9,432,195

Loss from operations	(99,470)	(157,265)	(9,291,084)

Other Income (Expenses)
Gain on sale of available-for-sale securities	798	3,502	124,299
Interest expense	(547)	(547)	(18,349)
Gain on license obligation	-	-	1,000
Gain (loss) on settlement of obligation to issue shares	-	-	48,750

Loss before discontinued operations	(99,219)	(154,310)	(9,135,384)
Discontinued operations	-	-	(6,054,732)

Net loss	$ (99,219)	$ (154,310)	(15,190,116)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	$ 1,410	$ 54,876	127,379
Reclassification adjustment for gains included in net loss	-	-	(122,320)
Loss foreign currency translation	-	(2,216)	(1,664)
Total other comprehensive income (loss)	1,410	52,660	3,395

Comprehensive loss	$ (97,809)	$ (101,650)	$ (15,186,721)

Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.01)

Weighted average number of class A common shares
Outstanding – basic and diluted	71,298,894	70,142,890

The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 13, 1994
	Three Months Ended		(Inception)
	July 31,		through
	2010	2009	July 31, 2010
Cash flows from operating activities:
Net loss	$ (99,219)	$ (154,310)	$ (15,190,116)
Adjustments to reconcile loss to net cash used by
operating activities
Assets written-off	-	-	455,957
Bad debt expense	-	-	9,649
Depreciation and depletion	73	-	193,256
Gain on shares cancelled	-	-	(10)
Gain on sale of available-for-sale securities	(798)	(3,502)	(124,299)
Gain on write-off of payables	-	-	(549,562)
Shares issued for services	-	-	630,125
Shares issued for convertible debenture interest	-	-	18,786
Loss on settlement of obligation to issue shares	-	-	(53,750)
Shares issued to settle obligation	-	-	107,500
Warrants issued for services	-	-	18,681
Stock-based compensation	-	38,452	349,003
Loss from equity investment	-	33,108	76,535
Impairment loss on oil and gas properties	-	-	381,533
Impairment loss on goodwill	-	-	7,018,592
Change in operating assets and liabilities
Prepaid expenses and deposits	12,111	(14,775)	62,489
Inventory	-	-	(28,615)
Accrued revenues from oil and gas properties	-	-	(9,649)
Accounts payable and accrued liabilities	(3,193)	62,199	514,856
Due from related parties	(6,213)	-	111,356
Net Cash Used in Operating Activities	(97,239)	(38,828)	(6,007,683)

Cash flows from investing activities:
Acquisition, net of cash received	-	-	(350,000)
Cash acquired from Power Telecom	-	13,090	13,960
Purchase of property and equipment	-	-	(100,211)
Purchase of license	-	-	(250,000)
Increase in patent protection costs	-	-	(266,822)
Investment in oil and gas properties	-	-	(555,000)
Recoveries to oil and gas properties	-	-	277,500
Proceeds from sale of available-for-sale securities	3,551	-	250,893
Purchase of securities	-	-	(115,878)
Net Cash Provided by (Used in) Investing Activities	3,551	13,090	(1,095,558)

Cash flows from financing activities:
Advances from (repayment to) related parties	(24,190)	19,167	2,227,557
Bank indebtedness	-	1,102
Proceeds from issuance of common stock	43,450	7,500	4,480,277
Proceeds from convertible debentures	-	-	400,000
Proceeds from common stock subscribed	-	-	4,000
Net Cash Provided by Financing Activities	19,260	27,769	7,111,834

Effect of exchange rate changes on cash	4,670	(2,216)	(6,029)

Net increase (decrease) in cash	(69,758)	(185)	2,564
Cash, beginning of year	72,322	275	-
Cash, end of year	$ 2,564	$ 90	$ 2,564

Supplemental Disclosures:
Interest paid	$ -	$ -	$ 4,813
Income tax paid	-	-	-

Non-cash investing and financing activities:
Issuance of common stock to settle related party debt	$ -	$ -	$ 892,741
and accrued interest converted	-	-	394,661
Issuance of common stock for technology	-	-	1
Issuance of common stock for revenue interest	-	33,108	53,425
Net liabilities assumed from acquisition	-	-	267,653
Issuance of common stock for investment	-	-	6,477,474
Unrealized gain on available-for-sale securities	$ 1,410	$ -	$ 69,233

The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

December 13, 1994 (inception) through July 31, 2010

(Unaudited)

				Deficit
	Class A Common Stock			Accumulated	Accumulated	Total
	and Additional	Obligation		During the	Other	Stockholders’
	Paid-in Capital	to Issue		Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income (Loss)	(Deficit)
Balance – 13 December 1994 (Date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash	100	10	-	-	-	10
Shares issued for technology	6,000,000	1	-	-	-	1
Stock issued for cash pursuant to:	-	-	-	-	-	-
Private placement	700,000	70,000	-	-	-	70,000
Public offering memorandum	336,333	252,250	-	-	-	252,250
Net loss for the period	-	-	-	(83,615)	-	(83,615)

Balance – April 30, 1995	7,036,433	322,261	-	(83,615)	-	238,646
Shares previously issued, donated back and cancelled	(100)	(10)	-	-	-	(10)
Shares issued for cash pursuant to options exercised	210,000	52,500	-	-	-	52,500
Net loss for the year	-	-	-	(480,298)	-	(480,298)

Balance – April 30, 1996	7,246,333	374,751	-	(563,913)	-	(189,162)
Shares issued for cash pursuant to:
Private placement	722,000	1,124,500	-	-	-	1,124,500
Options exercised	224,000	140,500	-	-	-	140,500
Shares issued for services	25,000	8,333	-	-	-	8,333
Net loss for the year	-	-	-	(1,044,516)	-	(1,044,516)

Balance – April 30, 1997	8,217,333	1,648,084	-	(1,608,429)	-	39,655
Shares issued for cash pursuant to:
Public offering memorandum	263,667	197,750	-	-	-	197,750
Options exercised	87,500	26,875	-	-	-	26,875
Private placement	,000	15,750	-	-	-	15,750
Private placement and foreign units offering	575,600	1,007,300	-	-	-	1,007,300
Shares issued for services	169,250	260,125	-	-	-	260,125
Net loss for the year	-	-	-	(1,633,047)	-	(1,633,047)

Balance – April 30, 1998	9,320,350	3,155,884	-	(3,241,476)	-	(85,592)
Shares issued for cash pursuant to:
Options exercised	2,000	500	-	-	-	500
Private placement and foreign units offering	95,000	166,250	-	-	-	166,250
Private placement	200,000	200,000	-	-	-	200,000
Exercise of warrants	48,000	84,000	-	-	-	84,000
Shares issued for services	132,000	230,640	-	-	-	230,640
Shares issued pursuant to conversion of convertible
debentures including accrued interest	471,508	345,520	-	-	-	345,520
Net loss for the year	-	-	-	(1,219,435)	-	(1,219,435)

Balance – April 30, 1999	10,268,858	$ 4,182,794	$ -	$ (4,460,911)	$ -	$ (278,117)
Shares issued for cash pursuant to:
Private placement	968,902	484,451	-	-	-	484,451
Options exercised	2,500	2,500	-	-	-	2,500
Warrants exercised	18,125	30,938	-	-	-	30,938
Shares issued pursuant to conversion of convertible
debentures including accrued interest	62,854	38,266	-	-	-	38,266
Net loss for the year	-	-	-	(572,169)	-	(572,169)

Balance – April 30, 2000	11,321,239	4,738,949	-	(5,033,080)	-	(294,131)
Shares issued to settle debt	267,048	211,781	-	-	-	211,781
Shares issued pursuant to conversion of convertible
debentures including accrued interest	12,358	10,875	-	-	-	10,875
Net loss for the year	-	-	-	(755,406)	-	(755,406)

Balance – April 30, 2001	11,600,645	4,961,605	-	(5,788,486)	-	(826,881)
Net loss for the year	-	-	-	(752,321)	-	(752,321)

Balance – April 30, 2002	11,600,645	4,961,605	-	(6,540,807)	-	(1,579,202)
Shares issued for cash pursuant to a private placement	944,250	188,850	-	-	-	188,850
Shares issued to settle related party debt	22,698,667	680,960	-	-	-	680,960
Net income for the year	-	-	-	304,576	-	304,576
Unrealized gain on available-for-sale securities	-	-	-	-	4,800	4,800

Balance – April 30, 2003	35,243,562	5,831,415	-	(6,236,231)	4,800	(400,016)
Net income for the year	-	-	-	119,993	-	119,993
Unrealized gain on available-for-sale securities	-	-	-	-	27,019	27,019

Balance – April 30, 2004	35,243,562	5,831,415	-	(6,116,238)	31,819	(253,004)
Net loss for the year	-	-	-	(42,726)	-	(42,726)
Unrealized gain on available-for-sale securities	-	-	-	-	44,178	44,178

Balance – April 30, 2005	35,243,562	5,831,415	-	(6,158,964)	75,997	(251,552)
Obligation to issue shares	-	-	53,425	-	-	53,425
Net loss for the year	-	-	-	(59,428)	-	(59,428)
Unrealized gain on available-for-sale securities	-	-	-	-	140,700	140,700

Balance – April 30, 2006	35,243,562	5,831,415	53,425	(6,218,392)	216,697	(116,855)
Shares issued pursuant to oil revenue agreement	279,477	53,425	(53,425)	-	-	-
Shares issued for cash pursuant to a private placement	500,000	200,000	-	-	-	200,000
Obligation to issue shares	-	-	62,446	-	-	62,446
Stock-based compensation	-	48,710	-	-	-	48,710
Net loss for the year	-	-	-	(24,619)	-	(24,619)
Unrealized gain on available-for-sale securities	-	-	-	-	(18,332)	(18,332)
Reclassification adjustment on sale of available-for-sale
securities	-	-	-	-	(120,000)	(120,000)

Balance – April 30, 2007	36,023,039	$ 6,133,550	$ 62,446	$ (6,243,011)	$ 78,365	$ 31,350
Shares issued for cash pursuant to:
Private placement	58,000	21,903	-	-	-	21,903
Options exercised	137,500	27,500	-	-	-	27,500
Warrants exercised	40,000	16,000	-	-	-	16,000
Shares issued for services	149,500	74,075	-	-	-	74,075
Settlement of obligation to issue shares	-	107,500	-	-	-	107,500
Shares issued pursuant to exercise of option to purchase
investment in Power Telecom (Note 3)	22,000,000	4,280,473	-	-	-	4,280,473
Fair value of warrants issued for services	-	18,681	-	-	-	18,681
Common stock subscribed	-	-	4,000	-	-	4,000
Obligation to issue shares	-	-	80,892	-	-	80,892
Stock-based compensation	-	90,671	-	-	-	90,671
Net loss for the year	-	-	-	(945,351)	-	(945,351)
Unrealized gain on available-for-sale securities	-	-	-	-	(39,395)	(39,395)
Reclassification adjustment on sale of available-for-sale
securities	-	-	-	-	(2,320)	(2,320)

Balance – April 30, 2008	58,408,039	10,770,353	147,338	(7,188,362)	36,650	3,765,979
Reclassification adjustment for gains included in net loss	-	(121,763)	-	121,763	-	-
Settlement of obligation to issue shares	505,778	147,338	(147,338)	-	-	-
Shares issued for cash	100,000	20,000	-	-	-	20,000
Shares issued pursuant to option exercise	50,000	2,500	-	-	-	2,500
Shares issued pursuant to exercise of option to purchase
investment in Power Telecom (Note 3)	11,000,000	2,197,001	-	-	-	2,197,001
Stock-based compensation	-	135,630	-	-	-	135,630
Net loss for the year	-	-	-	(659,111)	-	(659,111)
Foreign company translation adjustment	-	-	-	-	(1,664)	(1,664)
Unrealized loss on available-for-sale securities	-	-	-	-	(100,824)	(100,824)

Balance – April 30, 2009	70,063,817	13,151,059	-	(7,725,710)	(65,838)	5,359,511
Shares issued pursuant to oil revenue agreement	224,745	33,107	-	-	-	33,107
Shares issued pursuant to option exercise	150,000	7,500	-	-	-	7,500
Option and warrant expense	-	73,992	-	-	-	73,992
Shares issued for cash	965,000	96,500	-	-	-	96,500
Net loss for the period	-	-	-	(7,365,187)	-	(7,365,187)
Unrealized gain on available-for-sale securities	-	-	-	-	67,823	67,823

Balance – April 30, 2010	71,403,562	13,362,158	-	(15,090,897)	1,985	(1,726,754)
Share subscription received	-	(96,500)	-	-	-	(96,500)
Shares issued for cash	1,459,500	145,950	-	-	-	145,950
Share issuance cost		(3,000)	-	-	-	(3,000)
Net loss for the period	-	-	-	(99,219)	-	(99,219)
Unrealized gain on available-for-sale securities	-	-	-		1,410	1,410

Balance – July 31, 2010	71,898,062	$ 13,408,608	$ -	$ (15,190,116)	$ 3,395	$ (1,778,113)

The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

IAS Energy, Inc. was incorporated on December 13, 1994 pursuant to the Laws of the State of Oregon. The Company is a Development Stage Company. On May 24, 2007, the Company changed its name to IAS Energy, Inc.  The Company has minimal oil and gas revenues and is acquiring and developing a video-sharing website, as described in Note 3.

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

Basis of accounting and principles of consolidation

These unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars for interim financial information using the same accounting policies and methods of application as the audited consolidated financial statements of the Company for the year ended April 30, 2010.  These unaudited interim consolidated financial statements do not include all the information and note disclosures required by generally accepted accounting principles for annual financial statements of the Company and should be read in conjunction with the audited consolidated financial statements of the Company as at April 30, 2010. In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.  Interim results are not necessarily indicative of the results expected for the fiscal year.

Note 2 - Going Concern

The Company incurred a net loss of $99,219 and $154,310 during the three months ended July 31, 2010 and 2009, respectively and at July 31, 2010 had an accumulated deficit of $15,190,116 since its inception. The Company also has working capital deficit of $1,778,625 at July 31, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At July 31, 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

As at July 31, 2010 and the date of these financial statements the Company does not intend to exercise options to acquire further interest in Power Telecom.

Note 4 - Asset Retirement Obligation

The total future asset retirement obligation was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods.  Although the Company’s wells are producing, the Company has estimated the total ARO to be $Nil As of July 31 and April 30, 2010, because the costs to be incurred in shutting down the wells are estimated to be minimal.

Note 5 - Related Party Transactions

Related party transactions were in the normal course of operations and are recorded at their exchange amounts. Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies that have common directors and/or officers with the Company and companies that are controlled by a significant shareholder of the Company.

As at July 31, 2010, the Company had an accounts receivable balance of $7,843 (April 30, 2010 - $1,630) which was due from related companies. The amount comprised of advances and/or expenses paid by the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at July 31, 2010, the Company owed related companies $1,693,244 (April 30, 2010- $1,717,434) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

During the three months ended July 31, 2010, the Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal fees of $nil (2010 - $188).

On April 7, 2008, the Company entered into an agreement with Teryl Resources Corp, a related company, to sell to

Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the year ended April 30, 2009 both parties agreed to indefinitely suspend the agreement due to the characteristics of the well and the low production volumes.  As at July 31, 2010 and the date of these consolidated financial statements the sale was not completed. As such, the $25,000 paid to the Company during the year ended April 30, 2009 was recorded as due to Teryl.

During the three months ended July 31, 2010 the Company accrued $40,702 (HK$304,200) (2010 - $39,248; HK$304,200) management fees to the general manager of Power Telecom who is a shareholder owning more than 10% of the Company’s outstanding Class A common shares.

The Company shares office space with companies with related directors and officers.  The Company occupied this space rent-free during the three months ended July 31, 2010 and 2009.

Note 6 - Debentures

As at July 31 and April 30, 2010, the Company had two notes outstanding with an aggregate principal amount of $25,000. The notes are unsecured and bear interest at 8.75% per annum. The notes are in default as they originally matured on June 15, 2000. During the three months ended July 31, 2010 the Company accrued interest expense of $547 (2010 - $547) on the two notes.

Note 7 - Available-For-Sale-Securities

The available-for-sale securities have been accounted for using the fair value method. The Company recorded gain of $798 (2010- $3,502) on sale of available for sale securities during the three months ended July 31, 2010. Cost and fair value of the securities are as follows:

Three Months Ended July 31, 2010			Three Months Ended July 31, 2009
Cost	Unrealized Gain	Fair Value	Cost	Unrealized Loss	Fair Value

$8,695	$3,394	$12,089	$118,439	$(11,387)	$107,052

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31 and April 30, 2010:

July 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
Marketable securities available for sale	$ 12,089	$ -	$ -	$ 12,089
Liabilities
None	$ -	$ -	$ -	$ -

April 30, 2010:	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held for sale	$ 15,102	$ -	$ -	$ 15,102
Liabilities
None	$ -	$ -	$ -	$ -

Note 8 - Common Stock

On July 30, 2010 the Company issued an aggregate of 120,000 units pursuant to a private placement for total proceeds of $12,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at a price of $0.15 per share, exercisable on or before July 29, 2011.

On June 2, 2010 the Company issued 1,339,500 units pursuant to a private placement for total proceeds of $133,950.  Each unit consisted of one common share and one share purchase warrant to purchase one additional Common Share at a price of $0.15 per share, exercisable on or before June 1, 2011.

On July 31, 2009, the Company issued 224,745 Class A common shares to a private company controlled by the President of the Company to fulfill its obligation per agreement. The fair value of the shares of $33,107 was recorded as a loss on the impairment of petroleum interest during the year ended April 30, 2010.

During the year ended April 30, 2010, the Company issued 150,000 Class A common shares at $0.05 per share upon the exercise of stock options for proceeds of $7,500.

During the year ended April 30, 2010, the Company sold 965,000 units under a private placement for cash proceeds of $96,500. Each unit consisted of one Class A common shares and one common stock warrant. The warrants are exercisable at $0.15 per share and have a term of one year.

Note 9 – Common Stock Options

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

During the three months ended July 31, 2010 and 2009, the Company recorded stock-based compensation of $nil and $38,452, respectively. At July 31 and April 30, 2010 the Company had $207,544 unrecognized compensation cost related to non-vested stock options, which will be recognized over future periods.

A summary of the Company’s stock option activity for the three months ended July 31, 2010 and 2009 is as follows:

	Three Months Ended July 31, 2010		Three Months Ended July 31, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	2,275,000	$ 0.29	2,375,000	$ 0.28
Exercised	-	-	(150,000)	0.05
Outstanding at end of period	2,275,000	$ 0.29	2,225,000	$ 0.29
Exercisable at end of period	1,250,000	$ 0.32	862,500	$ 0.32

The intrinsic value of “in the money” options at July 31 and April 30, 2010 was $nil.

At July 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.96 per share and 1.88 years, respectively.

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.96 per share and 2.13 years, respectively.

Note 10 - Common Stock Warrants

During the three months ended July 31, 2010 the Company sold 494,500 common stock warrants as part of a private placement. The warrants are exercisable at $0.15 per share and have a term of one year.

During the years ended April 30, 2010 and 2009, the Company sold 965,000 and 110,000 common stock warrants as part of a private placement. The warrants are exercisable at prices ranging from $0.15 to $0.50 per share and have a term of one year.

A summary of the Company’s common stock warrant activity for the three months ended July 31, 2010 and 2009 is as follows:

	July 31, 2010		July 31, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	965,000	$ 0.15	210,000	$ 0.33
Issued	494,500	0.15	-	-
Exercised	-	-	-	-
Expired	-	0.33	(10,000)	0.50
Cancelled	-	-	-	-
Outstanding at end of period	1,459,500	$ 0.15	200,000	$ 0.45
Exercisable at end of period	1,459,500	$ 0.15	200,000	$ 0.45

The intrinsic value of “in the money” warrants at July 31 and April 30, 2010 was $nil.

At July 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 per share and 0.85 year, respectively.

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 per share and 1.09 years, respectively.

Note 11 - Oil and Gas Properties

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

The Company’s portion of revenue earned from these wells during the three months ended July 31, 2010 and 2009 totaled $11,803 and $nil, respectively.

The wells are producing but a value cannot be placed on them due to the characteristics of the well and the low production volumes. As a result, all costs are impaired immediately. Total impairment recorded on the above wells was $nil and $nil and $33,108 for the three months ended July 31, 2010 and 2009, respectively.

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

The Company’s portion of revenue earned from these wells during the three months ended July 31, 2010 and 2009 totaled $nil.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements."  These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth in our 10-K for the fiscal year ended April 30, 2010.  We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Business Overview

We are a development stage company incorporated in the state of Oregon in 1994.  Our principal business operations are conducted in British Columbia and in China.  Our principal business operations include the acquisition and exploration of oil and gas interests in North America and continued development of the Video1314 website.

We currently own a 60% interest in Power Telecom Limited (“PTL”) and have an option to purchase the remaining 40% interest.  PTL owns a 100% beneficial interest in www.video1314.com (“Video1314”) a Chinese Web 2.0 platform similar to YouTube (www.youtube.com).

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

The website traffic for Video1314.com has increased from 4,000,000 hits per month in November to 69,388,229 hits in July 2010.

Our plan of operation for the twelve months following the date of this report is to continue to develop the Video1314 website business.  We anticipate spending approximately $300,000 for general and administrative expenses, including fees we will incur in complying with reporting obligations.

As of July 31, 2010, we had a working capital deficit of $1,778,625, compared to a working capital deficit of $1,727,339 as at April 30, 2010.  Further losses are expected until we are able to generate sufficient revenues from our 60% interest in Video1314 to cover our expenses.

Results of Operations for Three Months Ending July 31, 2010 (“2011”) Compared to the Three Months Ended July 31, 2009 (“2010”)

We had a net loss of $99,219 during the three months ended July 31, 2010, compared to a net loss of $154,310 during the three months ended July 31, 2009.

Office and administrative expenses decreased by $3,203 from $95,442 2010 to $92,239 in 2011. The changes are largely due to the decrease in stock based compensation and a smaller increase in consulting fees. In 2010 we had stock based compensation expense of $38,452 for stock options granted and vested during the period; in the same period of fiscal 2011 we did not have stock options granted or vested. In the first three months of 2010 we incurred consulting fees of $12,784; in the first three months of 2011 we had consulting fees increased to $25,569 due to the $12,500 consulting fees paid to Tritos Inc. for shareholder information advice and public relations services, which was absent in 2010.

Professional fees decreased by $23,779 from $26,923 in 2010 to $3,144 in 2011 because in the three months ended July 31, 2010 we streamlined our financial reporting process, and did not engage audit or review services by our auditors, while accounting and auditor review fees were significant in the three months ended July 31, 2009 due to audit and accounting services on completing the acquisition of 60% interest in Power Telecom.

Transfer agent and regulatory fees decreased by $4,468 from $1,792 in 2010 to $6,259 in 2011 as a result of increased share transactions in the current period.

The impairment loss on petroleum interests decreased by $33,108 from $33,108 in 2010 to zero in 2011, due to lack of capital expenditures in the current period on our working interest in its two wells located on the petroleum property in Burleson Country, Texas.

Related party transactions and balances

Related party transactions were in the normal course of operations and are recorded at their exchange amounts. Amounts due to and from related parties are unsecured, non-interest bearing and due on demand. Related parties consist of companies that have common directors and/or officers with the Company and companies that are controlled by a significant shareholder of the Company.

As at July 31, 2010, the Company had an accounts receivable balance of $7,843 (April 30, 2010 - $1,630) which was due from related companies. The amount comprised of advances and/or expenses paid by the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at July 31, 2010, the Company owed related companies $1,693,244 (April 30, 2010- $1,717,434) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

During the three months ended July 31, 2010, the Company paid fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal fees of $nil (2010 - $188).

On April 7, 2008, the Company entered into an agreement with Teryl Resources Corp, a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the year ended April 30, 2009 both parties agreed to indefinitely suspend the agreement due to the characteristics of the well and the low production volumes.  As at July 31, 2010 and the date of these consolidated financial statements the sale was not completed. As such, the $25,000 paid to the Company during the year ended April 30, 2009 was recorded as due to Teryl.

During the three months ended July 31, 2010 the Company accrued $40,702 (HK$304,200) (2010 - $39,248; HK$304,200) management fees to the general manager of Power Telecom who is a shareholder owning more than 10% of the Company’s outstanding Class A common shares.

The Company shares office space with companies with related directors and officers.  The Company occupied this space rent-free during the three months ended July 31, 2010 and 2009.

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

We repaid $24,290 during the three months ended July 31, 2010 to our affiliated companies with common officers and directors.  The total amount owing to related parties is $1,693,244 or 93.71% of total current liabilities as at July 31, 2010. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf if further funds are needed.

As of July 31, 2010, our cash position was $2,564, compared to $72,322 as of April 30, 2010, and we had a working capital deficit of $1,778,625 at July 31, 2010.  We anticipate that our estimated cash requirements for operational expenses for the fiscal year ending April 30, 2011 will be approximately $300,000.

In the event that no other sources of capital were available to us in the future, on a reasonable financial basis, we would face the same obstacles as many small, undercapitalized companies do, and, in the worst case, we could be forced to reorganize or liquidate, either of which consequence would likely have an adverse financial effect upon our shareholders.

During the three months ended July 31, 2010 we financed our cash used in operations of $97,239 (three months ended July 31, 2009 – cash used in operations $38,828) as follows:

(a)

Proceeds from issuance of common shares $43,450 (2009 - $7,500) from the issuance of Common Shares pursuant to an exercise of stock options; and

(b)

We received $3,551 from the sale of available for sale securities (2009 - $nil).

In addition, in the current period we repaid our related companies $24,190; while in the same period last year we advanced $19,167 from our related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Critical Accounting Policies

Please see our audited consolidated financial statements for the year ended April 30, 2010 for certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.

Contractual Obligations

We do not currently have any contractual obligations requiring any payment obligation from us.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.

Controls and Procedures

Disclosure Controls

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our Annual Report on Form 10-K for the year ended April 30, 2010.

During the three months ended July 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

31.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 7, 2010

IAS ENERGY, INC.

/s/ John G. Robertson

John G. Robertson,

Chief Executive Officer