Form 10-Q
period 2010-10-31
IAS ENERGY, INC.
filed 2011-10-07
CIK 945641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,898,062 common shares outstanding as of December 23, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited interim consolidated financial statements follow.  These statements are presented in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.

IAS Energy, Inc.

(A Development Stage Company)

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)
(Unaudited)

October 31, 2010

Reader’s Note:

The unaudited interim consolidated financial statements of IAS Energy, Inc. (the “Company”) for the six month period ended October 31, 2010 have been prepared by management and have not been reviewed by the Company’s auditors.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	October 31, 2010	April 30, 2010
	(Unaudited)
Assets
Current Assets
Cash	$ 1,096	$ 72,322
Available-for-sale securities	8,734	15,102
Prepaid expenses	2,795	17,842
Due from related parties	8,843	1,630
Total Current Assets	21,468	106,896

Property and equipment	439	585

Total Assets	$ 21,907	$ 107,481

Liabilities and Stockholders’ Deficit
Current Liabilities
Bank indebtedness	$ 3,334	$ -
Accounts payable	82,208	84,359
Accrued liabilities	5,936	7,442
Due to related parties	1,720,063	1,717,434
Debentures	25,000	25,000
Total Liabilities	1,836,541	1,834,235

Stockholders’ Deficit
Preferred Stock, 50,000,000 shares authorized, none issued
and outstanding	-	-
Common stock and additional paid-in capital in excess of par:
Class A voting, 100,000,000 common shares authorized
without par value, 71,898,062 and 71,403,562 shares issued and outstanding, respectively	13,408,608	13,362,158
Class B non-voting, 100,000,000 common shares authorized
without par value, none issued and outstanding	-	-
Accumulated other comprehensive income (loss)	1,939	1,985
Deficit accumulated during the development stage	(15,225,181)	(15,090,897)
Total Stockholders’ Deficit	(1,814,634)	(1,726,754)

Total Liabilities and Stockholders’ Deficit	$ 21,907	$ 107,481

The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					December 13, 1994
	Three Months Ended		Six Months Ended		(Inception)
	October 31,	October 31,	October 31,	October 31,	through
	2010	2009	2010	2009	October 31, 2010
Revenue
Oil and natural gas sales	$ 15,326	$ 6,449	$ 27,129	$ 6,449	$ 148,711
Service revenue	19,949	-	19,949	-	27,675
Total Revenue	35,275	6,449	47,078	6,449	176,386

Operating expenses
Depletion and depreciation	-	-	-	-	5,897
Lease operating expense	2,132	-	11,764	-	35,741
License	-	-	-	-	16,500
Office and administrative	32,905	67,591	125,144	163,033	1,239,816
Professional fees	33,549	28,611	36,693	55,534	737,775
Transfer agent and regulatory	2,778	2,940	9,036	4,732	52,084
Gain on write-off of payables	-	-	-	-	(63,487)
Loss from equity investment	-	-	-	-	76,535
Impairment – goodwill	-	-	-	-	7,018,592
Impairment – petroleum interest	-	17,887	-	50,995	384,106
Total Operating Expenses	71,364	117,029	182,637	274,294	9,503,559

Loss from operations	(36,089)	(110,580)	(135,559)	(267,845)	(9,327,173)

Other Income (Expenses)
Gain on sale of available-for-sale securities	1,571	2,202	2,369	5,704	125,870
Interest expense	(547)	(547)	(1,094)	(1,094)	(18,896)
Gain on license obligation	-	-	-	-	1,000
Gain (loss) on settlement of obligation to issue shares	-	-	-	-	48,750

Loss before discontinued operations	(35,065)	(108,925)	(134,284)	(263,235)	(9,170,449)
Discontinued operations	-	-	-	-	(6,054,732)

Net loss	(35,065)	$ (108,925)	$ (134,284)	$ (263,235)	(15,225,181)

Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities	(1,456)	7,244	$ (46)	$ 62,120	125,923
Reclassification adjustment for gains included in net loss	-	2,216	-	-	(122,320)
Loss on foreign currency translation	-	(2,184)	-	(2,184)	(1,664)
Total other comprehensive income (loss)	(1,456)	7,276	(46)	59,936	1,939

Comprehensive loss	$ (36,521)	$ (101,649)	$ (134,330)	$ (203,299)	$ (15,223,242)

Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of class A common shares
Outstanding – basic and diluted	71,898,000	70,439,000	71,598,000	70,291,000

The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			December 13, 1994
	Six Months Ended		(Inception)
	October 31,		through
	2010	2009	October 31, 2010
Cash flows from operating activities:
Net loss	$ (134,284)	$ (263,235)	$ (15,225,181)
Adjustments to reconcile loss to net cash used by
operating activities
Assets written-off	-	-	455,957
Bad debt expense	-	-	9,649
Depreciation and depletion	146	-	193,329
Gain on shares cancelled	-	-	(10)
Gain on sale of available-for-sale securities	(2,369)	(5,704)	(125,870)
Gain on write-off of payables	-	-	(549,562)
Shares issued for services	-	-	630,125
Shares issued for convertible debenture interest	-	-	18,786
Loss on settlement of obligation to issue shares	-	-	(53,750)
Shares issued to settle obligation	-	-	107,500
Warrants issued for services	-	-	18,681
Stock-based compensation	-	71,946	349,003
Loss from equity investment	-	33,107	76,535
Impairment loss on oil and gas properties	-	-	381,533
Impairment loss on goodwill	-	-	7,018,592
Change in operating assets and liabilities
Prepaid expenses and deposits	15,047	(23,305)	65,425
Inventory	-	-	(28,615)
Accrued revenues from oil and gas properties	-	-	(9,649)
Accounts payable and accrued liabilities	(3,657)	107,022	514,392
Due from related parties	(7,213)	-	110,356
Net Cash Used in Operating Activities	(132,330)	(80,169)	(6,042,774)

Cash flows from investing activities:
Acquisition, net of cash received	-	-	(350,000)
Cash acquired from Power Telecom	-	-	13,960
Purchase of property and equipment	-	-	(100,211)
Purchase of license	-	-	(250,000)
Increase in patent protection costs	-	-	(266,822)
Investment in oil and gas properties	-	-	(555,000)
Recoveries to oil and gas properties	-	-	277,500
Proceeds from sale of available-for-sale securities	8,737	67,377	256,079
Purchase of securities	-	-	(115,878)
Net Cash Provided by (Used in) Investing Activities	8,737	67,377	(1,090,372)

Cash flows from financing activities:
Advances from related parties	2,629	38,646	2,254,376
Bank indebtedness (repayment)	3,334	(6,755)	3,334
Proceeds from issuance of common stock	46,450	7,500	4,483,277
Proceeds from convertible debentures	-	-	400,000
Proceeds from common stock subscribed	-	-	4,000
Net Cash Provided by Financing Activities	52,413	39,391	7,144,987

Effect of exchange rate changes on cash	(46)	(2,184)	(10,745)

Net increase (decrease) in cash	(71,226)	24,415	1,096
Cash, beginning of year	72,322	275	-
Cash, end of year	$ 1,096	$ 24,690	$ 1,096

Supplemental Disclosures:
Interest paid	$ 1,094	$ 1,094	$ 5,907
Income tax paid	-	-	-

Non-cash investing and financing activities:
Issuance of common stock to settle related party debt	$ -	$ -	$ 892,741
and accrued interest converted	-	-	394,661
Issuance of common stock for technology	-	-	1
Issuance of common stock for revenue interest	-	33,108	53,425
Net liabilities assumed from acquisition	-	-	267,653
Issuance of common stock for investment	-	-	6,477,474
Unrealized gain on available-for-sale securities	$ -	$ -	$ 3,394

The accompanying notes are an integral part of these consolidated financial statements.

IAS Energy, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

 (Unaudited)

				Deficit
	Class A Common Stock			Accumulated	Accumulated	Total
	and Additional	Obligation		During the	Other	Stockholders’
	Paid-in Capital	to Issue		Development	Comprehensive	Equity
	Shares	Amount	Shares	Stage	Income (Loss)	(Deficit)

Balance – April 30, 2008	58,408,039	$ 10,770,353	$ 147,338	$ (7,188,362)	$ 36,650	$ 3,765,979
Reclassification adjustment for gains included in net loss	-	(121,763)	-	121,763	-	-
Settlement of obligation to issue shares	505,778	147,338	(147,338)	-	-	-
Shares issued for cash	100,000	20,000	-	-	-	20,000
Shares issued pursuant to option exercise	50,000	2,500	-	-	-	2,500
Shares issued pursuant to exercise of option to purchase
investment in Power Telecom (Note 3)	11,000,000	2,197,001	-	-	-	2,197,001
Stock-based compensation	-	135,630	-	-	-	135,630
Net loss for the year	-	-	-	(659,111)	-	(659,111)
Foreign company translation adjustment	-	-	-	-	(1,664)	(1,664)
Unrealized loss on available-for-sale securities	-	-	-	-	(100,824)	(100,824)

Balance – April 30, 2009	70,063,817	13,151,059	-	(7,725,710)	(65,838)	5,359,511
Shares issued pursuant to oil revenue agreement	224,745	33,107	-	-	-	33,107
Shares issued pursuant to option exercise	150,000	7,500	-	-	-	7,500
Option and warrant expense	-	73,992	-	-	-	73,992
Shares issued for cash	965,000	96,500	-	-	-	96,500
Net loss for the period	-	-	-	(7,365,187)	-	(7,365,187)
Unrealized gain on available-for-sale securities	-	-	-	-	67,823	67,823

Balance – April 30, 2010	71,403,562	13,362,158	-	(15,090,897)	1,985	(1,726,754)
Shares issued for cash	494,500	49,450	-	-	-	49,450
Share issuance cost		(3,000)	-	-	-	(3,000)
Net loss for the period	-	-	-	(134,284)	-	(134,284)
Unrealized loss on available-for-sale securities	-	-	-	-	(46)	(46)

Balance – October 31, 2010	71,898,062	$ 13,408,608	$ -	$ (15,225,181)	$ 1,939	$ (1,814,634)

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

Note 2 - Going Concern

The Company incurred a net loss of $134,284 and $263,235 during the six months ended October 31, 2010 and 2009, respectively and at October 31, 2010 had an accumulated deficit of $15,225,181 since its inception. The Company also has working capital deficit of $1,814,634 at October 31, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

At October 31, 2010, the Company has suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

As at October 31, 2010 and the date of these financial statements the Company does not intend to exercise options to acquire further interest in Power Telecom.

Note 4 - Asset Retirement Obligation

The total future asset retirement obligation was estimated by management based on the Company’s net ownership interest in all wells and facilities, estimated costs to reclaim and abandon the wells and facilities, and the estimated timing of the costs to be incurred in future periods.  Although the Company’s wells are producing, the Company has estimated the total ARO to be $Nil As of October 31 and April 30, 2010, because the costs to be incurred in shutting down the wells are estimated to be minimal.

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

As at October 31, 2010, the Company had an accounts receivable balance of $8,843 (April 30, 2010 - $1,630) which was due from related companies. The amount comprised of advances and/or expenses paid by the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at October 31, 2010, the Company owed related companies $1,720,063 (April 30, 2010- $1,717,434) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

During the six months ended October 31, 2010, the Company accrued fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal fees of $nil (2010 - $188).

On April 7, 2008, the Company entered into an agreement with Teryl Resources Corp, a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, the Company received an initial payment of $25,000 and the balance will be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the year ended April 30, 2009 both parties agreed to indefinitely suspend the agreement due to the characteristics of the well and the low production volumes.  As at October 31, 2010 and the date of these consolidated financial statements the sale was not completed. As such, the $25,000 paid to the Company during the year ended April 30, 2009 was recorded as due to Teryl.

During the six months ended October 31, 2010 the Company incurred $78,270 (HK$608,400) (2010 - $78,496; HK$608,400) management fees to the general manager of Power Telecom who is a shareholder owning more than 10% of the Company’s outstanding Class A common shares.

The Company shares office space with companies with related directors and officers.  The Company occupied this space rent-free during the six months ended October 31, 2010 and 2009.

Note 6 - Debentures

As at October 31 and April 30, 2010, the Company had two notes outstanding with an aggregate principal amount of $25,000. The notes are unsecured and bear interest at 8.75% per annum. The notes are in default as they originally matured on June 15, 2000. During the six months ended October 31, 2010 the Company accrued and paid interest expense of $1,094 (2010 - $1,094) on the two notes.

Note 7 - Available-For-Sale-Securities

The available-for-sale securities have been accounted for using the fair value method. The Company recorded gain of $2,369 (2010- $5,704) on sale of available for sale securities during the six months ended October 31, 2010. Cost and fair value of the securities are as follows:

Six Months Ended October 31, 2010			Six Months Ended October 31, 2009
Cost	Unrealized Gain	Fair Value	Cost	Unrealized Gain	Fair Value

$6,795	$1,939	$8,734	$46,404	$15,807	$62,211

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31 and April 30, 2010:

October 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
Marketable securities available for sale	$ 8,734	$ -	$ -	$ 8,734
Liabilities
None	$ -	$ -	$ -	$ -

April 30, 2010:	Level 1	Level 2	Level 3	Total
Assets
Marketable securities held for sale	$ 15,102	$ -	$ -	$ 15,102
Liabilities
None	$ -	$ -	$ -	$ -

Note 8 - Common Stock

On July 30, 2010 the Company issued 120,000 units pursuant to a private placement for total proceeds of $12,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at a price of $0.15 per share, exercisable on or before July 29, 2011.

On June 2, 2010 the Company issued 374,500 units pursuant to a private placement for total proceeds of $37,450.  Each unit consisted of one common share and one share purchase warrant to purchase one additional Common Share at a price of $0.15 per share, exercisable on or before June 1, 2011.

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

During the six months ended October 31, 2010 and 2009, the Company recorded stock-based compensation of $nil and $71,946, respectively. At October 31 and April 30, 2010 the Company had $207,544 unrecognized compensation cost related to non-vested stock options, which will be recognized over future periods.

A summary of the Company’s stock option activity for the six months ended October 31, 2010 and 2009 is as follows:

	Six Months Ended October 31, 2010		Six Months Ended October 31, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	2,275,000	$ 0.29	2,375,000	$ 0.28
Exercised	-	-	(150,000)	0.05
Outstanding at end of period	2,275,000	$ 0.29	2,225,000	$ 0.29
Exercisable at end of period	1,250,000	$ 0.32	1,237,500	$ 0.32

The intrinsic value of “in the money” options at October 31 and April 30, 2010 was $nil.

At October 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.96 per share and 1.63 years, respectively.

At April 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding options was $0.20 to $0.96 per share and 2.13 years, respectively.

Note 10 - Common Stock Warrants

During the six months ended October 31, 2010 the Company issued 1,494,500 common stock warrants as part of a private placement. The warrants are exercisable at $0.15 per share and have a term of one year.

During the years ended April 30, 2010, the Company issued 965,000 common stock warrants as part of a private placement. The warrants are exercisable at a price of $0.15 per share and have a term of one year.

A summary of the Company’s common stock warrant activity for the six months ended October 31, 2010 and 2009 is as follows:

	October 31, 2010		October 31, 2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding at beginning of period	965,000	$ 0.15	210,000	$ 0.33
Issued	1,459,500	0.15	-	-
Exercised	-	-	-	-
Expired	(965,000)	$ 0.15	(210,000)	0.33
Cancelled	-	-	-	-
Outstanding at end of period	1,459,500	$ 0.15	-	$ -
Exercisable at end of period	1,459,500	$ 0.15	-	$ -

The intrinsic value of “in the money” warrants at October 31 and April 30, 2010 was $nil.

At October 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the outstanding warrants was $0.15 per share and 0.60 year, respectively.

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

The Company’s portion of revenue earned from these wells during the six months ended October 31, 2010 and 2009 totaled $27,129 and $6,449, respectively.

The wells are producing but a value cannot be placed on them due to the characteristics of the well and the low production volumes. As a result, all costs are impaired immediately. Total impairment recorded on the above wells was $nil and $50,995 for the six months ended October 31, 2010 and 2009, respectively.

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

The Company’s portion of revenue earned from these wells during the six months ended October 31, 2010 and 2009 totaled $nil.

Due to the nature of these wells and the low production volumes, the Company is unable to estimate proved reserves. As a result all costs are impaired immediately.

Note 12 – Subsequent Event

During November, 2010 the Company received subscription for 120,000 units pursuant to a private placement for total proceeds of $12,000.  Each unit consisted of one common share and one share purchase warrant to purchase one additional common share at a price of $0.15 per share, exercisable one year after the issuance of the common shares. As at the date of this report, the shares have not been issued.

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

Business Overview

We are a development stage company incorporated in the state of Oregon in 1994.  Our principal business operations are conducted in British Columbia and in China.  Our principal business operation is the continued operation and development of the Video1314 website. We have a moderate oil and gas revenue from our oil and gas interest in Texas.

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

As of October 31, 2010, we had a working capital deficit of $1,814,634, compared to a working capital deficit of $1,727,339 as at April 30, 2010.  Further losses are expected until we are able to generate sufficient revenues from our 60% interest in Video1314 to cover our expenses.

Results of Operations for Six months Ending October 31, 2010 (“2011”) Compared to the Six months Ended October 31, 2009 (“2010”)

We had a net loss of $134,284 during the six months ended October 31, 2010, compared to a net loss of $263,235 during the six months ended October 31, 2009.

During the six months ended October 31, 2010 upon completion of well repair we generated $27,129 revenue from and incurred operating expenses of $11,764 for our oil and gas production. During the same period in 2010, we recorded oil and gas revenue of $6,449 and no cost.

During the six months ended October 31, 2010 PTL generated $19,949 from web design and advertisement, which was absent during the same period in 2010.

Office and administrative expenses decreased by $37,889 from $163,033 in 2010 to $125,144 in 2011. The changes are largely due to the decrease in stock based compensation and a smaller increase in consulting fees.  In 2010 we had stock based compensation expense of $71,946 for stock options granted and vested during the period; in the same period of fiscal 2011 we did not have stock options granted or vested. In the first six months of 2010 we incurred consulting fees of $14,380; in the first six months of 2011 consulting fees increased to $27,200 due to the consulting fees of $12,500 paid to Tritos Inc. for shareholder information advice and public relations services, which was absent in 2010.

Professional fees decreased by $18,841 from $55,534 in 2010 to $36,693 in 2011 because in the six months ended October 31, 2010 we streamlined our financial reporting process, while accounting and auditor review fees were significant in the six months ended October 31, 2009 due to audit and accounting services on completing the acquisition of 60% interest in Power Telecom.

Transfer agent and regulatory fees increased by $4,304 from $4,732 in 2010 to $9,036 in 2011 as a result of increased share transactions in the current period.

The impairment loss on petroleum interests decreased from $50,995 in 2010 to $nil in 2011, due to the fact that our wells are producing and consistently producing net income and generating positive cash flow during the current period after the wells were repaired at the end of fiscal 2010.

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

As at October 31, 2010, the Company had an accounts receivable balance of $8,843 (April 30, 2010 - $1,630) which was due from related companies. The amount comprised of advances and/or expenses paid by the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

As at October 31, 2010, the Company owed related companies $1,720,063 (April 30, 2010- $1,717,434) comprised of advances and/or expenses paid on behalf of the Company.  The amounts are non-interest bearing, unsecured and without specific terms of repayment.

During the six months ended October 31, 2010, the Company accrued fees to a professional law firm in which a partner of the firm is an officer and director of the Company for legal fees of $nil (2010 - $188).

On April 7, 2008, we entered into an agreement with Teryl Resources Corp. (“Teryl”), a related company, to sell to Teryl the remaining 40% working interest in the three gas wells located in Know and Laurel Counties, Kentucky.  In consideration, we received an initial payment of $25,000 and the balance was to be determined after an independent valuation report prepared by a qualified petroleum geologist.  During the year ended April 30, 2009 both parties agreed to indefinitely suspend the agreement due to the characteristics of the well and the low production volumes.

As at October 31, 2010 and the date of these consolidated financial statements the sale was not completed. As such, the $25,000 paid to us during the year ended April 30, 2009 was recorded as due to Teryl.

During the six months ended October 31, 2010 the Company incurred $78,270 (HK$608,400) (2010 - $78,496; HK$608,400) management fees to the general manager of Power Telecom who is a shareholder owning more than 10% of the Company’s outstanding Class A common shares.

We share office space with companies with related directors and officers.  We occupied this space rent-free during the six months ended October 31, 2010 and 2009.

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

We advanced an additional $2,629 during the six months ended October 31, 2010 from our affiliated companies with common officers and directors.  The total amount owing to related parties is $1,720,063 or 93.7% of total current liabilities as at October 31, 2010. The balances owing to related parties are non-interest bearing, unsecured and repayable on demand.  Our affiliated companies have indicated that they will not be demanding repayment of these funds during the next fiscal year and will advance, or pay expenses on our behalf if further funds are needed.

As of October 31, 2010, our cash position was $1,096, compared to $72,322 as of April 30, 2010, and we had a working capital deficit of $1,814,634 at October 31, 2010.  We anticipate that our estimated cash requirements for operational expenses for the fiscal year ending April 30, 2011 will be approximately $300,000.

In the event that no other sources of capital were available to us in the future, on a reasonable financial basis, we would face the same obstacles as many small, undercapitalized companies do, and, in the worst case, we could be forced to reorganize or liquidate, either of which consequence would likely have an adverse financial effect upon our shareholders.

During the six months ended October 31, 2010 we financed our cash used in operations of $132,330 (2010 - $80,169) as follows:

(a)

proceeds from issuance of common shares $46,450  (2010 - $7,500) from the issuance of Common Shares pursuant to an exercise of stock options;

(b)

bank indebtedness of $3,334 in 2011 (2010 – repayment of $6,755);

(c)

advance from related parties of $2,629 (2010 - $38,646); and

(d)

$8,737 from the sale of available for sale securities (2010 - $67,377).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting included in our Annual Report on Form 10-K for the year ended April 30, 2010.

During the six months ended October 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

December 23, 2010

IAS ENERGY, INC.

/s/ John G. Robertson

John G. Robertson,

Chief Executive Officer